Form 10-Q
period 2019-06-30
OLD LINE BANCSHARES INC
filed 2019-08-09
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes    ☐               No    ☒

As of August 01, 2019, the registrant had 16,999,146 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$56,392,900	$41,495,763
Interest bearing accounts	1,832,209	2,051,273
Federal funds sold	781,033	953,582
Total cash and cash equivalents	59,006,142	44,500,618
Investment securities available for sale-at fair value	295,969,550	219,705,762
Loans held for sale, fair value of $15,599,437 and $11,860,147	15,443,340	11,564,993
Loans held for investment (net of allowance for loan losses of $7,889,735 and $7,471,023, respectively)	2,420,437,144	2,409,227,698
Equity securities at cost	11,524,301	11,150,750
Premises and equipment	42,326,703	42,624,787
Accrued interest receivable	9,131,984	7,958,511
Income taxes receivable	957,268	5,014,510
Deferred income taxes	2,120,886	4,660,278
Bank owned life insurance	68,750,106	67,920,021
Annuity Plan	6,293,571	6,268,426
Other real estate owned	882,510	882,510
Goodwill	94,668,455	94,668,455
Core deposit intangible	14,054,647	15,362,232
Other assets	34,046,238	8,497,544
Total assets	$3,075,612,845	$2,950,007,095

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$620,754,339	$559,059,672
Interest bearing	1,763,727,019	1,736,989,227
Total deposits	2,384,481,358	2,296,048,899
Short term borrowings	221,654,780	228,184,856
Long term borrowings	38,503,032	38,371,291
Accrued interest payable	3,040,219	2,844,715
Supplemental executive retirement plan	6,180,673	5,997,819
Other liabilities	32,441,274	7,788,981
Total liabilities	2,686,301,336	2,579,236,561
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 16,999,146 and 17,031,052 shares issued and outstanding in 2019 and 2018, respectively	169,991	170,311
Additional paid-in capital	292,653,644	293,501,107
Retained earnings	95,956,286	82,628,356
Accumulated other comprehensive income (loss)	531,588	(5,529,240)
Total stockholders’ equity	389,311,509	370,770,534
Total liabilities and stockholders’ equity	$3,075,612,845	$2,950,007,095

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Income
Loans, including fees	$29,125,229	$26,448,727	$57,976,160	$46,149,489
U.S. Treasury securities	16,148	16,599	32,267	26,628
U.S. government agency securities	753,096	91,410	1,048,549	172,952
Corporate bonds	259,054	221,116	518,018	421,585
Foreign bonds	31,391	—	52,646	—
Mortgage backed securities	668,022	551,897	1,340,040	1,126,915
Municipal securities	492,363	499,343	988,335	999,963
Federal funds sold	3,466	2,861	8,789	3,526
Other	354,183	336,765	648,391	591,999
Total interest income	31,702,952	28,168,718	62,613,195	49,493,057
Interest expense
Deposits	6,103,812	3,146,235	11,720,327	5,452,968
Borrowed funds	2,130,630	1,714,250	4,113,343	3,049,081
Total interest expense	8,234,442	4,860,485	15,833,670	8,502,049
Net interest income	23,468,510	23,308,233	46,779,525	40,991,008
Provision for loan losses	72,583	532,257	486,758	927,153
Net interest income after provision for loan losses	23,395,927	22,775,976	46,292,767	40,063,855
Non-interest income
Account service charges	712,623	722,879	1,339,883	1,299,463
Point of sale sponsorship program	636,756	673,502	1,236,817	673,502
Gain on sales or calls of investment securities	15,927	—	15,927	—
Earnings on bank owned life insurance	524,753	461,056	1,018,933	753,992
Gain on disposal of assets	32,599	—	32,599	14,366
Loss on write down of stock	—	(60,998)	—	(60,998)
Rental income	214,033	199,050	430,630	397,494
Income on marketable loans	841,843	511,879	1,338,686	930,351
Other fees and commissions	279,238	680,683	607,076	974,902
Total non-interest income	3,257,772	3,188,051	6,020,551	4,983,072
Non-interest expense
Salaries and benefits	7,600,771	7,201,335	14,734,354	12,686,785
Occupancy and equipment	2,396,021	2,242,641	4,848,794	4,223,042
Data processing	760,727	702,182	1,487,910	1,311,821
FDIC insurance and State of Maryland assessments	261,367	320,326	508,616	508,397
Merger and integration	—	7,121,802	—	7,121,802
Core deposit premium amortization	649,761	540,736	1,307,585	853,049
Loss on sales of other real estate owned	—	41,956	—	54,472
OREO expense	41,833	27,995	67,499	212,989
Directors fees	168,850	196,650	349,500	367,200
Network services	116,315	95,607	230,765	174,812
Telephone	234,667	252,482	481,697	456,906
Other operating	2,501,406	2,333,694	4,963,711	4,098,090
Total non-interest expense	14,731,718	21,077,406	28,980,431	32,069,365

Income before income taxes	11,921,981	4,886,621	23,332,887	12,977,562
Income tax expense	3,009,901	2,160,788	5,916,633	4,186,547
Net income	8,912,080	2,725,833	17,416,254	8,791,015

Basic earnings per common share	$0.52	$0.17	$1.02	$0.61
Diluted earnings per common share	$0.52	$0.17	$1.02	$0.60

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended June 30,	2019	2018
Net income	$8,912,080	$2,725,833

Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of taxes of $1,239,600, and ($100,738), respectively	3,265,168	(265,351)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of ($4,383) and $0, respectively	(11,544)	—
Other comprehensive income (loss)	3,253,624	(265,351)
Comprehensive income	$12,165,704	$2,460,482

Six Months Ended June 30,	2019	2018
Net income	$17,416,254	$8,791,015

Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of taxes of $2,305,337, and ($1,316,854), respectively	6,072,372	(3,468,661)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of ($4,383) and $0, respectively	(11,544)	—
Other comprehensive income (loss)	6,060,828	(3,468,661)
Comprehensive income	23,477,082	5,322,354

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Equity
Balance December 31, 2018	17,031,052	$170,311	$293,501,107	$82,628,356	$(5,529,240)	$370,770,534
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,504,174	—	8,504,174
Other comprehensive income	—	—	—	—	2,807,204	2,807,204
Stock based compensation awards	—	—	291,715	—	—	291,715
Stock options exercised	2,400	24	48,907	—	—	48,931
Restricted stock issued	28,191	282	(282)	—	—	—
Stock buyback	(10,074)	(101)	(251,090)	—	—	(251,191)
Common stock cash dividends $0.12 per share	—	—	—	(2,047,969)	—	(2,047,969)
Balance March 31, 2019	17,051,569	$170,516	$293,590,357	$89,084,561	$(2,722,036)	$380,123,398
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,912,080	—	8,912,080
Other comprehensive income	—	—	—	—	3,253,624	3,253,624
Stock based compensation awards	—	—	368,206	—	—	368,206
Stock buyback	(52,423)	(525)	(1,304,919)	—	—	(1,305,444)
Common stock cash dividends $0.12 per share	—	—	—	(2,040,355)	—	(2,040,355)
Balance June 30, 2019	16,999,146	$169,991	$292,653,644	$95,956,286	$531,588	$389,311,509

Balance December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$207,727,186
Net income attributable to Old Line Bancshares, Inc.	—	—	—	6,065,182	—	6,065,182
Other comprehensive loss	—	—	—	—	(2,303,310)	(2,303,310)
Tax Cut and Jobs Act	—	—	—	459,973	(459,973)	—
Stock based compensation awards	—	—	288,559	—	—	288,559
Stock options exercised	38,921	389	520,507	—	—	520,896
Restricted stock issued	19,443	195	(195)	—	—	—
Common stock cash dividends $0.08 per share	—	—	—	(1,005,723)	—	(1,005,723)
Balance March 31, 2018	12,566,696	$125,667	$149,691,736	$66,573,919	$(5,098,532)	$211,292,790

Net income attributable to Old Line Bancshares, Inc.	—	—	—	2,725,833	—	2,725,833
Other comprehensive loss	—	—	—	—	(1,165,351)	(1,165,351)
Acquisition of Bay Bancorp, Inc.	4,408,087	44,081	142,601,614	—	—	142,645,695
Stock based compensation awards	—	—	280,751	—	—	280,751
Stock options exercised	14,100	141	262,578	—	—	262,719
Common stock cash dividends $0.10 per share	—	—	—	(1,698,000)	—	(1,698,000)
Balance June 30, 2018	16,988,883	$169,889	$292,836,679	$67,601,752	$(6,263,883)	$354,344,437

Balance December 31, 2018	17,031,052	$170,311	$293,501,107	$82,628,356	$(5,529,240)	$370,770,534
Net income attributable to Old Line Bancshares, Inc.	—	—	—	17,416,254	—	17,416,254
Other comprehensive income	—	—	—	—	6,060,828	6,060,828
Stock based compensation awards	—	—	659,921	—	—	659,921
Stock options exercised	2,400	24	48,907	—	—	48,931
Restricted stock issued	28,191	282	(282)	—	—	—
Stock buyback	(62,497)	(626)	(1,156,009)	—	—	(1,156,635)
Common stock cash dividends $0.24 per share	—	—	—	(4,088,324)	—	(4,088,324)
Balance June 30, 2019	16,999,146	$169,991	$293,053,644	$95,956,286	$531,588	$389,711,509

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$17,416,254	$8,791,015
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,588,215	1,533,864
Provision for loan losses	486,758	927,153
Change in deferred loan fees net of costs	(467,138)	(350,424)
Gain on sales or calls of securities	(15,927)	—
Amortization of premiums and discounts	329,100	422,136
Origination of loans held for sale	(68,956,898)	(48,030,581)
Proceeds from sale of loans held for sale	63,739,865	39,110,284
Loss on write down of stock	—	60,998
Loss on sales of other real estate owned	—	54,472
Gain on sale of fixed assets	(32,599)	(14,366)
Amortization of intangible assets	1,307,585	853,049
Deferred income taxes	238,439	292,620
Stock based compensation awards	659,921	569,310
Increase (decrease) in
Accrued interest payable	195,504	355,651
Income tax payable	—	(2,157,375)
Supplemental executive retirement plan	182,854	163,808
Other liabilities	(2,278,028)	127,504
Decrease (increase) in
Accrued interest receivable	(1,173,473)	(524,839)
Bank owned life insurance	(830,085)	(631,226)
Annuity plan	(25,145)	(294,511)
Income tax receivable	4,057,242	428,874
Other assets	1,381,626	(764,969)
Net cash provided by operating activities	$17,804,070	$922,447
Cash flows from investing activities
Cash and cash equivalents of acquired bank, net of cash consideration	—	21,617,610
Purchase of investment securities available for sale	(97,025,115)	(8,139,803)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	28,809,936	7,193,758
Available for sale sold	—	56,045,175
Loans made, net of principal collected	(9,890,381)	(126,594,746)
Purchase of bank owned life insurance	—	(8,500,000)
Proceeds from sale of other real estate owned	—	632,658
Change in equity securities	(373,551)	(3,537,299)
Purchase of premises and equipment	(1,290,131)	(951,104)
Proceeds from the sale of premises and equipment	32,599	14,366
Net cash used in investing activities	(79,736,643)	(62,219,385)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	26,284,576	160,427,035
Other deposits	62,147,883	(147,021,389)
Short term borrowing advances	955,000,000	992,200,000
Short term borrowing repayments	(961,530,076)	(911,235,807)
Long term borrowings	131,741	131,740
Proceeds from stock options exercised	48,931	783,615
Repurchase of stock through stock repurchase program	(1,556,634)	—
Cash dividends paid-common stock	(4,088,324)	(2,703,723)
Net cash provided by financing activities	76,438,097	92,581,471

Net increase in cash and cash equivalents	14,505,524	31,284,533

Cash and cash equivalents at beginning of period	44,500,618	35,174,111
Cash and cash equivalents at end of period	$59,006,142	$66,458,644

The accompanying notes are an integral part of these consolidated financial statements

 Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15,638,166	$8,146,398
Income taxes	$3,500,804	$2,705,000
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$—	$1,041,079
Loans transferred to available for sale - BYBK acquisition	$—	$21,643,292
Initial recognition of right of use asset	$26,395,472	$—
Initial recognition of right of use liability	$26,692,114	$—

	2019	2018
Fair value of assets and liabilities from acquisition:
Fair value of assets acquired	$—	$650,194,375
Other intangible assets acquired	—	80,828,494
Fair value of liabilities assumed	—	(587,403,791)
Total merger consideration	$—	$143,619,078

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

As previously announced, on July 23, 2019, Old Line Bancshares and Old Line Bank entered into an Agreement and Plan of Merger with Wesbanco, Inc. ("WesBanco") and Wesbanco Bank, Inc., pursuant to which Old Line Bancshares will merge with and into Wesbanco (the “Merger”) and Old Line Bank will merge into Wesbanco Bank. We expect that the Merger will be consummated during the fourth quarter of 2019 or the first quarter of 2020. Please see Note 12 to our consolidated financial statements, “Subsequent Event,” for more information.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its wholly-owned subsidiary Pointer Ridge Office Investments, LLC (“Pointer Ridge”), a real estate investment company. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended June 30, 2019 and 2018 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2018 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2018. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K, except as described in the Recent Accounting Pronouncements section below.

Accounting Changes - Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  ASU 2016-02 was effective for us on January 1, 2019.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients.  We elected to apply ASU 2016-02 at of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (“CECL”) model requiring Old Line Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Old Line Bancshares has constituted a committee that has the responsibility to gather loan information and consider acceptable methodologies to comply with this ASU. The committee meets periodically to discuss the latest developments and committee members keep themselves updated on such developments via webcasts, publications, and conferences. We have also evaluated and selected a third party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. We expect to run our current model parallel to the CECL model by the end of the third quarter in 2019. Old Line Bancshares’ evaluation indicates that the provisions of ASU 2016-13 will impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Previously, entities generally amortized the premium over the contractual life of the security. The guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 was effective for interim and annual reporting periods beginning after December 15, 2018; early adoption was permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of this guidance did not have a material impact on Old Line Bancshares’ consolidated financial statements.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments set forth therein provide entities with an additional (and optional) transition method to adopt the new leases standard set forth in ASU 2016-02. Under such new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with U.S. GAAP (Topic 840, Leases).  The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for Old Line Bancshares). Old Line Bancshares elected the transition options. ASU 2018-11 did not have a material impact on our consolidated financial statements.

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

Purchase Price Consideration
Cash consideration	$973,383
Purchase price assigned to shares exchanged for stock	142,645,695
Total purchase price for BYBK acquisition	143,619,078

Fair Value of Assets Acquired
Cash and due from banks	$22,590,994
Investment securities	51,895,757
Restricted equity securities, at cost	2,339,700
Loans, net	546,215,988
Premises and equipment	3,127,963
Accrued interest receivable	1,714,054
Accrued taxes receivable	1,912,807
Deferred income taxes	1,219,602
Bank owned life insurance	16,319,198
Other real estate owned	1,041,079
Core deposit intangible	11,243,714
Other assets	1,817,233
Total assets acquired	$661,438,089
Fair Value of Liabilities assumed
Deposits	$541,368,907
Short term borrowings	41,100,000
Other liabilities	4,934,884
Total liabilities assumed	$587,403,791
Fair Value of net assets acquired	74,034,298
Total Purchase Price	143,619,078

Goodwill recorded for BYBK	$69,584,780

3.	INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2019
Available for sale
U.S. Treasury	$2,989,772	$2,728	$—	$2,992,500
U.S. government agency	83,339,317	1,295,847	(39,552)	84,595,612
Corporate bonds	18,612,848	363,129	—	18,975,977
Foreign bonds	5,500,000	1,912	(148)	5,501,764
Municipal securities	77,961,751	853,997	(43,212)	78,772,536
Mortgage backed securities:
FHLMC certificates	17,917,050	13,304	(366,766)	17,563,588
FNMA certificates	61,732,073	120,612	(1,139,590)	60,713,095
GNMA certificates	27,183,337	27,258	(356,117)	26,854,478
Total available for sale securities	$295,236,148	$2,678,787	$(1,945,385)	$295,969,550

December 31, 2018
Available for sale
U.S. Treasury	$3,003,410	$—	$(10,910)	$2,992,500
U.S. government agency	19,123,653	—	(517,475)	18,606,178
Corporate bonds	18,615,768	227,691	(4,231)	18,839,228
Foreign bonds	3,500,000	98	—	3,500,098
Municipal securities	79,416,920	19,392	(2,147,608)	77,288,704
Mortgage backed securities
FHLMC certificates	19,079,921	962	(1,007,115)	18,073,768
FNMA certificates	56,720,930	—	(3,062,170)	53,658,760
GNMA certificates	27,873,539	—	(1,127,013)	26,746,526
Total available for sale securities	$227,334,141	$248,143	$(7,876,522)	$219,705,762

At June 30, 2019 and December 31, 2018, securities with unrealized losses segregated by length of impairment were as follows:

	June 30, 2019
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$3,004,500	$9,858	$4,099,221	$29,694	$7,103,721	$39,552
Foreign debt securities	—	—	499,853	148	499,853	148
Municipal securities	—	—	8,158,964	43,212	8,158,964	43,212
Mortgage backed securities
FHLMC certificates	—	—	15,787,840	366,766	15,787,840	366,766
FNMA certificates	—	—	49,200,276	1,139,590	49,200,276	1,139,590
GNMA certificates	2,355,121	1,509	16,883,262	354,608	19,238,383	356,117
Total	$5,359,621	$11,367	$94,629,416	$1,934,018	$99,989,037	$1,945,385

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$1,503,516	$1,313	$1,488,984	$9,597	$2,992,500	$10,910
U.S. government agency	1,357,980	26,795	15,288,957	490,680	16,646,937	517,475
Corporate bonds	2,995,769	4,231	—	—	2,995,769	4,231
Municipal securities	13,707,759	100,387	54,243,374	2,047,221	67,951,133	2,147,608
Mortgage backed securities
FHLMC certificates	1,715,756	26,062	16,293,413	981,053	18,009,169	1,007,115
FNMA certificates	1,164,291	11,023	52,494,470	3,051,147	53,658,761	3,062,170
GNMA certificates	8,871,024	138,099	17,875,503	988,914	26,746,527	1,127,013
Total	$31,316,095	$307,910	$157,684,701	$7,568,612	$189,000,796	$7,876,522

At June 30, 2019 and December 31, 2018, we had 82 and 166 investment securities, respectively, in an unrealized loss position for 12 months or more and 2 and 34 securities, respectively, in an unrealized loss position for less than 12 months.  We consider all unrealized losses on securities as of June 30, 2019 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of June 30, 2019, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

Gain on the sale or call of investment securities for the six months ended June 30, 2019 is the result of one callable agency that was called compared to no sales or calls for the comparable six months last year.

Contractual maturities and pledged securities at June 30, 2019 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage-backed securities (“MBS”) based on contractual maturity date. However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
June 30, 2019	cost	value

Maturing
Within one year	$5,989,772	$5,993,075
Over one to five years	4,566,320	4,581,001
Over five to ten years	99,090,605	100,378,135
Over ten years	185,589,451	185,017,339
Total	$295,236,148	$295,969,550
Pledged securities	$135,113,089	$133,860,837

4.	LOANS

Major classifications of loans held for investment are as follows:

	June 30, 2019			December 31, 2018
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$311,984,259	$132,158,619	$444,142,878	$299,266,275	$140,892,706	$440,158,981
Investment	614,696,965	182,790,150	797,487,115	592,529,807	195,883,002	788,412,809
Hospitality	196,356,242	19,069,944	215,426,186	172,189,046	13,134,019	185,323,065
Land and A&D	70,866,193	7,107,755	77,973,948	71,908,761	21,760,867	93,669,628
Residential Real Estate
First Lien-Investment	120,411,103	43,992,312	164,403,415	104,084,050	48,483,340	152,567,390
First Lien-Owner Occupied	107,911,628	130,954,430	238,866,058	108,696,078	140,221,589	248,917,667
Residential Land and A&D	46,826,606	11,146,929	57,973,535	42,639,161	16,828,434	59,467,595
HELOC and Jr. Liens	22,398,293	36,816,530	59,214,823	20,749,184	41,939,123	62,688,307
Commercial and Industrial	252,178,329	74,276,267	326,454,596	239,766,662	91,431,724	331,198,386
Consumer	14,143,513	28,687,040	42,830,553	16,289,147	34,919,111	51,208,258
Total loans	1,757,773,131	666,999,976	2,424,773,107	1,668,118,171	745,493,915	2,413,612,086
Allowance for loan losses	(7,417,436)	(472,299)	(7,889,735)	(7,004,839)	(466,184)	(7,471,023)
Deferred loan costs, net	3,553,772	—	3,553,772	3,086,635	—	3,086,635
Net loans	$1,753,909,467	$666,527,677	$2,420,437,144	$1,664,199,967	$745,027,731	$2,409,227,698

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015, DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”), in July 2017, and BYBK, the parent company of Bay Bank, in April 2018, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.53 billion and $1.51 billion, respectively, at June 30, 2019 and December 31, 2018. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At June 30, 2019, we had approximately $215.4 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $520.5 million and $523.6 million, respectively, at June 30, 2019 and December 31, 2018. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio, which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of at least 640 is required, except for loans originated for sale in the secondary market, as discussed below. We do not originate any subprime residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at June 30, 2019 and December 31, 2018.

Age Analysis of Past Due Loans

	Age Analysis of Past Due Loans
	June 30, 2019			December 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,749,706,045	$656,854,043	$2,406,560,088	$1,659,191,112	$729,738,007	$2,388,929,119
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	1,705,819	1,299	1,707,118	3,990,558	—	3,990,558
Investment	65,577	2,027,487	2,093,064	1,729,404	3,849,944	5,579,348
Land and A&D	—	—	—	—	—	—
Residential Real Estate:
First Lien-Investment	177,569	974,947	1,152,516	179,701	896,227	1,075,928
First Lien-Owner Occupied	92,141	2,215,087	2,307,228	94,178	3,062,084	3,156,262
Land and A&D	456,850	71,178	528,028	883,460	413,191	1,296,651
HELOC and Jr. Liens	457,063	497,461	954,524	119,924	790,989	910,913
Commercial and Industrial	513,877	267,730	781,607	670,318	1,444,347	2,114,665
Consumer	234,574	660,726	895,300	320,071	1,338,813	1,658,884
Total 30 - 89 days past due	3,703,470	6,715,915	10,419,385	7,987,614	11,795,595	19,783,209
90 or more days past due
Commercial Real Estate:
Owner Occupied	2,687,996		2,687,996	—	—	—
Investment	—	—	—	—	139,247	139,247
Residential Real Estate:
First Lien-Owner Occupied	—	—	—	—	103,365	103,365
Commercial and Industrial	94,207	9,102	103,309	—	—	—
Consumer	—	—	—	—	54	54
Total 90 or more days past due	2,782,203	9,102	2,791,305	—	242,666	242,666
Total accruing past due loans	6,485,673	6,725,017	13,210,690	7,987,614	12,038,261	20,025,875
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	—	247,624	247,624	—	182,261	182,261
Investment	576,671	52,121	628,792	—	51,070	51,070
Land and A&D	—	9,525	9,525	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	192,501	310,629	503,130	192,501	292,758	485,259
First Lien-Owner Occupied	249,298	1,734,557	1,983,855	262,194	2,027,974	2,290,168
Land and A&D	284,179	197,199	481,378	277,704	201,737	479,441
HELOC and Jr. Liens	—	674,106	674,106	—	690,732	690,732
Commercial and Industrial	241,972	45,319	287,291	191,388	45,269	236,657
Consumer	36,792	149,836	186,628	15,658	180,846	196,504
Non-accruing past due loans:	1,581,413	3,420,916	5,002,329	939,445	3,717,647	4,657,092
Total Loans	$1,757,773,131	$666,999,976	$2,424,773,107	$1,668,118,171	$745,493,915	$2,413,612,086

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended June 30, 2019 and December 31, 2018.

	Impaired Loans
				Three months June 30, 2019		Six months June 30, 2019
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,666,212	$1,666,212	$—	$1,496,241	$14,882	1,502,767	$25,281
Investment	1,711,553	1,711,553	—	1,894,290	12,408	1,900,804	36,333
Land and A&D	—	—	—	—	—	—	—
Residential Real Estate:
First Lien-Investment	—	—	—	—	—	—	—
First Lien-Owner Occupied	249,298	249,298	—	276,661	3,801	278,297	5,930
Commercial and Industrial	333,399	333,399	—	336,972	2,967	341,295	5,074
Consumer	25,767	25,767	—	26,571	516	27,546	1,105
With an allowance recorded:
Commercial Real Estate:
Residential Real Estate:
First Lien-Investment	192,501	192,501	39,420	192,501	—	192,501	—
First Lien-Owner Occupied	—	—	—	—	—	—	—
Land and A&D	284,179	284,179	25,000	284,179	—	283,400	—
Commercial and Industrial	241,972	241,972	76,307	242,610	—	242,610	—
Consumer	11,025	11,025	1,328	12,098	324	12,439	770
Total legacy impaired	4,715,906	4,715,906	142,055	4,762,123	34,898	4,781,659	74,493
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	267,823	267,823	—	267,594	—	267,305	—
Investment	—	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—	—
Residential Real Estate:
First Lien-Owner Occupied	1,838,165	1,824,112	—	1,961,652	59,476	1,970,060	80,372
First Lien-Investment	—	—	—	—	—	—	—
Land and A&D	53,739	53,739	—	60,178	2,156	60,733	3,217
HELOC and Jr. Lien	441,957	441,957	—	462,039	8,869	469,406	15,360
Commercial	65,526	65,526	—	65,897	838	66,477	1,681
Consumer	100,194	100,194	—	120,703	1,070	130,286	3,009
With an allowance recorded:
Commercial Real Estate:
Investment	72,408	72,408	14,340	163,876	—	163,876	—
Land and A&D	293,376	9,525	9,525	327,682	—	328,263	—
Residential Real Estate:
Land and A&D	154,297	154,297	86,297	161,153	—	151,153	—
First Lien-Investment	315,751	315,751	85,653	323,147	—	319,485	—
First Lien-Owner Occupied	322,513	322,513	136,374	316,734		319,607
HELOC and Jr. Lien	242,580	242,580	81,435	240,932		244,163
Commercial and Industrial	48,750	48,750	48,750	48,750	—	48,750	—
Consumer	75,726	75,726	9,925	88,893	991	93,710	3,195
Total acquired impaired	4,292,805	3,994,901	472,299	4,609,230	73,400	4,633,274	106,834
Total impaired	$9,008,711	$8,710,807	$614,354	$9,371,353	$108,298	9,414,933	$181,327

(1)	U.S. GAAP requires that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans
December 31, 2018

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,737,394	$1,737,394	$—	$1,766,117	$74,203
Investment	1,688,661	1,688,661	—	1,716,183	88,410
Residential Real Estate:
First Lien-Owner Occupied	262,194	262,194	—	285,514	11,412
Land and A&D	277,704	277,704	—	277,704	—
Consumer	1,495	1,495	—	10,707	1,130
With an allowance recorded:
Residential Real Estate:
First Lien-Owner Occupied
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	148,349	148,349	13,149	152,898	3,926
Consumer	14,163	14,163	1,416	27,217	1,129
Total legacy impaired	4,808,509	4,808,509	53,985	4,938,812	198,805
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	283,083	232,635	—	542,654	3,281
Residential Real Estate:
First Lien-Owner Occupied	2,127,854	2,011,286	—	2,159,327	38,636
Land and A&D	58,659	58,659	—	62,178	2,896
Consumer	22,139	22,139	—	26,027	364
With an allowance recorded:
Commercial Real Estate:
Owner Occupied
Investment	72,408	72,408	14,340	163,876	2,750
First Lien-Owner Occupied	459,033	459,033	98,008	482,422	7,695
First Lien-Investment	298,187	298,187	62,701	310,862	7,871
Land and A&D	154,297	154,297	99,517	159,819	—
HELOC and Jr. Lien	533,565	533,565	78,814	534,204	12,254
Commercial and Industrial	48,750	48,750	48,750	48,750	237
Consumer	188,102	188,102	19,053	231,978	11,619
Total acquired impaired	4,810,584	4,359,717	466,183	5,289,532	96,107
Total impaired	$9,619,093	$9,168,226	$520,168	$10,228,344	$294,912

(1)	U.S. GAAP requires that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at June 30, 2019 consisted of seven loans for an aggregate of $2.3 million compared to seven loans for an aggregate of $2.4 million at December 31, 2018.

We had no loan modifications reported as TDRs during the three or six months ended June 30, 2019. We had no loans that were modified as a TDR that defaulted during the three or six-month periods ended June 30, 2019 or 2018.

The following table includes the recorded investment in and number of modifications of TDRs for the three and six months ended June 30, 2019 and 2018. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. We had no loans that were modified as a TDR that defaulted within three months of the modification date during the three- or six-month periods ended June 30, 2019 and 2018.

Loans Modified as a TDR for the three months ended
	June 30, 2019			June 30, 2018
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Residential Real Estate Owner Occupied	—	—	—	1	201,449	28,556
Total legacy TDRs	—	$—	$—		$201,449	$28,556

Loans Modified as a TDR for the six months ended
	June 30, 2019			June 30, 2018
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Residential Real Estate Owner Occupied	—	—	—	1	201,449	28,556
Total legacy TDRs	—	$—	$—	1	$201,449	$28,556

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the six months ended June 30, 2019 and 2018, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	June 30, 2019	June 30, 2018
Balance at beginning of period	$124,090	$115,066
Additions due to BYBK acquisition	—	50,984
Accretion of fair value discounts	(975,109)	(404,846)
Reclassification (to)/from non-accretable discount	938,283	414,317
Balance at end of period	$87,264	$175,521

	Contractually
	Required Payments
	Receivable	Carrying Amount
At June 30, 2019	$9,389,589	$8,236,699
At December 31, 2018	11,146,165	9,396,862
At June 30, 2018	19,588,843	15,209,609
At December 31, 2017	8,277,731	6,617,774

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

The following tables outline the class of loans by risk rating at June 30, 2019 and December 31, 2018:

	Account Balance
June 30, 2019	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$305,688,894	$129,248,568	$434,937,462
Investment	611,979,200	181,415,246	793,394,446
Hospitality	196,356,242	19,069,944	215,426,186
Land and A&D	70,866,193	6,907,857	77,774,050
Residential Real Estate:
First Lien-Investment	119,614,236	40,798,402	160,412,638
First Lien-Owner Occupied	107,603,041	126,314,521	233,917,562
Land and A&D	44,488,764	10,849,838	55,338,602
HELOC and Jr. Liens	22,398,293	35,016,034	57,414,327
Commercial	250,352,071	71,250,229	321,602,300
Consumer	14,106,721	28,383,452	42,490,173
	1,743,453,655	649,254,091	2,392,707,746
Special Mention(6)
Commercial Real Estate:
Owner Occupied	412,612	1,275,663	1,688,275
Investment	1,051,553	926,487	1,978,040
Land and A&D	—	190,373	190,373
Residential Real Estate:
First Lien-Investment	283,799	1,767,409	2,051,208
First Lien-Owner Occupied	59,289	1,526,553	1,585,842
Land and A&D	2,053,663	99,892	2,153,555
HELOC and Jr. Liens	—	1,037,107	1,037,107
Commercial	310,389	2,906,667	3,217,056
Consumer	—	124,752	124,752
	4,171,305	9,854,903	14,026,208
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,882,753	1,634,388	7,517,141
Investment	1,666,212	448,417	2,114,629
Land and A&D	—	9,525	9,525
Residential Real Estate:
First Lien-Investment	513,068	1,426,501	1,939,569
First Lien-Owner Occupied	249,298	3,113,356	3,362,654
Land and A&D	284,179	197,199	481,378
HELOC and Jr. Liens	—	763,389	763,389
Commercial	1,515,869	119,371	1,635,240
Consumer	36,792	178,836	215,628
	10,148,171	7,890,982	18,039,153
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,757,773,131	$666,999,976	$2,424,773,107

	Account Balance
December 31, 2018	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$293,682,007	$137,978,800	$431,660,807
Investment	589,763,511	194,092,985	783,856,496
Hospitality	172,189,046	13,134,019	185,323,065
Land and A&D	71,908,761	21,514,420	93,423,181
Residential Real Estate:
First Lien-Investment	103,270,617	45,431,446	148,702,063
First Lien-Owner Occupied	108,371,748	134,959,907	243,331,655
Land and A&D	40,268,376	16,524,667	56,793,043
HELOC and Jr. Liens	20,749,184	41,196,500	61,945,684
Commercial	237,713,832	89,049,308	326,763,140
Consumer	16,273,489	34,674,679	50,948,168
	1,654,190,571	728,556,731	2,382,747,302
Special Mention(6)
Commercial Real Estate:
Owner Occupied	420,347	1,303,849	1,724,196
Investment	1,077,635	557,687	1,635,322
Land and A&D	—	201,447	201,447
Residential Real Estate:
First Lien-Investment	289,618	1,709,025	1,998,643
First Lien-Owner Occupied	62,136	1,522,737	1,584,873
Land and A&D	2,093,081	102,030	2,195,111
Commercial	174,729	174,429	349,158
Consumer	—	30,848	30,848
	4,117,546	5,602,052	9,719,598
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,163,921	1,610,057	6,773,978
Investment	1,688,661	1,232,330	2,920,991
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	523,815	1,342,869	1,866,684
First Lien-Owner Occupied	262,194	3,738,945	4,001,139
Land and A&D	277,704	201,737	479,441
HELOC and Jr. Liens	—	742,623	742,623
Commercial	1,878,101	2,207,987	4,086,088
Consumer	15,658	213,584	229,242
	9,810,054	11,335,132	21,145,186
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,668,118,171	$745,493,915	$2,413,612,086

The following table details activity in the allowance for loan losses by portfolio segment for the three- and six-month periods ended June 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial	Residential
Three Months Ended June 30, 2019	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,802,347	$4,857,156	$1,079,483	$69,156	$7,808,142
Provision for loan losses	(136,873)	24,682	160,509	24,265	72,583
Recoveries	200	417	43,911	11,344	55,872
Total	1,665,674	4,882,255	1,283,903	104,765	7,936,597
Loans charged off	—	—	—	(46,862)	(46,862)
Ending Balance	$1,665,674	$4,882,255	$1,283,903	$57,903	$7,889,735

	Commercial	Commercial	Residential
Six Months Ended June 30, 2019	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Provision for loan losses	96,089	152,727	156,507	81,435	486,758
Recoveries	10,953	834	47,030	38,896	97,713
Total	1,669,782	4,882,255	1,284,931	218,526	8,055,494
Loans charged off	(4,108)	—	(1,028)	(160,623)	(165,759)
Ending Balance	$1,665,674	$4,882,255	$1,283,903	$57,903	$7,889,735
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$76,307	$—	$64,420	$1,328	$142,055
Other loans not individually evaluated	1,540,617	4,858,390	829,724	46,650	7,275,381
Acquired Loans:
Individually evaluated for impairment	48,750	23,865	389,759	9,925	472,299
Ending balance	$1,665,674	$4,882,255	$1,283,903	$57,903	$7,889,735

	Commercial	Commercial	Residential
Three Months Ended June 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,211,958	$4,231,433	$776,298	$37,830	$6,257,519
Provision for loan losses	465,140	(34,959)	(36,923)	138,999	532,257
Recoveries	3,350	278	12,079	3,208	18,915
Total	1,680,448	4,196,752	751,454	180,037	6,808,691
Loans charged off	—	—	(1,824)	(102,290)	(104,114)
Ending Balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577

	Commercial	Commercial	Residential
Six Months Ended June 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	414,768	412,600	(105,012)	204,797	927,153
Recoveries	3,650	417	12,111	6,853	23,031
Total	1,680,448	4,196,752	751,454	242,116	6,870,770
Loans charged off	—	—	(1,824)	(164,369)	(166,193)
Ending Balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$94,666	$—	$76,495	$—	$171,161
Other loans not individually evaluated	1,538,766	4,100,361	584,412	49,608	6,273,147
Acquired Loans:
Individually evaluated for impairment	47,016	96,391	88,723	28,139	260,269
Ending balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577

Our recorded investment in loans at June 30, 2019 and 2018 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	Commercial	Commercial	Residential
June 30, 2019	and Industrial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$241,972	$—	$476,680	$11,025	$729,677
Individually evaluated for impairment without specific reserve	333,399	3,377,765	249,298	25,767	3,986,229
Other loans not individually evaluated	251,602,958	1,190,525,894	296,821,652	14,106,721	1,753,057,225
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	48,750	81,933	1,035,141	75,726	1,241,550
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	65,526	267,823	2,319,808	100,194	2,753,351
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	199,982	3,404,876	4,596,366	—	8,201,224
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	73,962,009	337,371,836	214,958,886	28,511,120	654,803,851
Ending balance	$326,454,596	$1,535,030,127	$520,457,831	$42,830,553	$2,424,773,107

	Commercial	Commercial	Residential
June 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$94,666	$—	$1,116,563	$—	$1,211,229
Individually evaluated for impairment without specific reserve	368,654	2,696,286	412,496	—	3,477,436
Other loans not individually evaluated	204,668,539	1,087,944,518	228,738,227	17,073,514	1,538,424,798
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	69,970	199,297	253,437	28,556	551,260
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	147,351	725,944	2,071,530	32,926	2,977,751
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	657,508	8,737,493	5,794,810	19,798	15,209,609
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	101,663,343	388,044,140	258,213,244	42,389,405	790,310,132
Ending balance	$307,670,031	$1,488,347,678	$496,600,307	$59,544,199	$2,352,162,215

5.	OTHER REAL ESTATE OWNED

The fair value of other real estate owned was $883 thousand at June 30, 2019 and December 31, 2018. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and BYBK, we have segmented other real estate owned (“OREO”) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired); we did not acquire any OREO properties in the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Six Months ended June 30, 2019	Legacy	Acquired	Total
Beginning balance	$—	$882,510	$882,510
Sales/deposits on sales	—	—	—
Net realized gain/(loss)	—	—	—
Total end of period	$—	$882,510	$882,510

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as OREO or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At June 30, 2019 and December 31, 2018, residential foreclosures classified as OREO totaled $234 thousand. We had six loans for an aggregate of $711 thousand secured by residential real estate in process of foreclosure at June 30, 2019 compared to five loans for $786 thousand at December 31, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of shares	17,025,725	16,249,625	17,032,649	14,407,182
Dilutive average number of shares	17,148,958	16,464,580	17,149,715	14,620,030

7.	STOCK-BASED COMPENSATION

For the three months ended June 30, 2019 and 2018, we recorded stock-based compensation expense of $368,206 and $280,750, respectively.  For the six months ended June 30, 2019 and 2018, we recorded stock-based compensation expense of $659,921 and $569,310, respectively. At June 30, 2019, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 2.0 years. As of June 30, 2019, there were 167,213 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 4,370 options during the six-month period ended June 30, 2019 compared to 53,021 options exercised during the six-month period ended June 30, 2018.

For purposes of determining estimated fair value of stock options, we have computed the estimated fair value of all stock-based compensation using the Black-Scholes option pricing model and, for stock options granted prior to December 31, 2018, we have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2018.  Restricted stock awards are valued at the current stock price on the date of the award. During the six months ended June 30, 2019, there were no stock options granted compared to 50,000 stock options granted during the six months ended June 30, 2018. The weighted average grant date fair value of the 2018 stock options is $8.90 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the six months ended June 30, 2019 and 2018, we granted 28,191 and 19,443 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards was $28.74 at June 30, 2019.  At June 30, 2019, there was $5.3 million of total unrecognized compensation cost related to restricted stock awards that we expect to realize over the next 2.5 years. There were 667 restricted shares forfeited during the six-month period ended June 30, 2019 and no restricted shares forfeited during the six-month period ended June 30, 2018.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. There were no transfers between levels during the three and six months ended June 30, 2019 or the year ended December 31, 2018.

At June 30, 2019, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, and MBS. Prior to June 30, 2019, corporate bonds included our foreign debt securities (Israel bonds) that we have now moved into a separate classification. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker quote-based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items, which inputs are used by a third-party pricing service we use to make these determinations.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities, which fall into Level 1, and our corporate bonds and our foreign debt securities, which fall into Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2019 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,993	$2,993	$—	$—	$—
U.S. government agency	84,596	—	84,596	—	—
Corporate bonds	18,976	—	—	18,976	—
Foreign debt securities	5,502	—	—	5,502
Municipal securities	78,773	—	78,773	—	—
FHLMC MBS	17,563	—	17,563	—	—
FNMA MBS	60,713	—	60,713	—	—
GNMA MBS	26,854	—	26,854	—	—
Total recurring assets at fair value	$295,970	$2,993	$268,499	$24,478	$—

	At December 31, 2018 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,993	$2,993	$—	$—	$—
U.S. government agency	18,606	—	18,606	—	—
Corporate bonds	18,843	—	—	18,843	—
Foreign debt securities	3,496	—	—	3,496	—
Municipal securities	77,289	—	77,289	—	—
FHLMC MBS	18,074	—	18,074	—	—
FNMA MBS	53,659	—	53,659	—	—
GNMA MBS	26,746	—	26,746	—	—
Total recurring assets at fair value	$219,706	$2,993	$194,374	$22,339	$—

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2019	$22,339
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	(361)
Purchases, issuances, sales and settlements	2,500
Transfers into or out of level 3	—
Balance at June 30, 2019	$24,478

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018 are included in the tables below.

We also measure certain non-financial assets such as OREO, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At June 30, 2019 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,574	—	—	$4,574
Acquired:	3,523	—	—	3,523
Total Impaired Loans	8,097	—	—	8,097

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	883	—	—	883
Total other real estate owned:	883	—	—	883
Total	$8,980	$—	$—	$8,980

	At December 31, 2018 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$2,745	—	—	$2,745
Acquired:	3,894	—	—	3,894
Total Impaired Loans	6,639	—	—	6,639

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	883	—	—	883
Total other real estate owned:	883	—	—	883
Total	$7,522	$—	$—	$7,522

As of June 30, 2019, and December 31, 2018, we estimated the fair value of impaired assets using Level 3 inputs to be $9.0 million and $7.5 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK, we have segmented the impaired loans and OREO into two components, impaired assets obtained as a result of loans originated by Old Line Bank (legacy) and impaired assets acquired from MB&T, WSB, Regal Bank, DCB and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired).

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Old Line Bancshares’ financial instruments not recorded at fair value on a recurring or non-recurring basis as of June 30, 2019 and December 31, 2018.  For short term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For net loans receivable, an exit price notion is used consistent with ASC Topic 820-Fair Value Measurement. For financial liabilities such as noninterest-bearing demand, interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	June 30, 2019 (in thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$59,006	$59,006	$59,006	$—	$—
Loans receivable, net	2,420,437	2,425,397	—	—	2,425,397
Loans held for sale	15,443	15,443	—	15,443	—
Equity Securities at cost	11,524	11,524	—	11,524	—
Accrued interest receivable	9,132	9,132	—	2,113	7,019
Liabilities:
Deposits:
Non-interest-bearing	620,754	620,754	—	620,754	—
Interest bearing	1,763,727	1,781,250	—	1,781,250	—
Short term borrowings	221,655	282,142	—	282,142	—
Long term borrowings	38,503	38,503	—	38,503	—
Accrued interest payable	3,040	3,040	—	3,040	—

	December 31, 2018 (in thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$44,501	$44,501	$44,501	$—	$—
Loans receivable, net	2,409,228	2,383,673	—	—	2,383,673
Loans held for sale	11,564	11,860	—	11,860	—
Equity Securities at cost	11,151	11,151	—	11,151	—
Accrued interest receivable	7,959	7,959	—	1,393	6,566
Liabilities:
Deposits:
Non-interest-bearing	559,060	559,060	—	559,060	—
Interest bearing	1,736,989	1,752,883	—	1,752,883	—
Short term borrowings	228,185	228,185	—	228,185	—
Long term borrowings	38,371	38,371	—	38,371	—
Accrued interest payable	2,845	2,845	—	2,845	—

9.	SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. At June 30, 2019, we had $195.0 million outstanding in short term FHLB borrowings, compared to $190.0 million at December 31, 2018. At June 30, 2019 and December 31, 2018, we had no unsecured promissory notes and $26.7 million and $38.2 million, respectively, in secured promissory notes.

Securities Sold Under Agreements to Repurchase

To support the $26.7 million in repurchase agreements at June 30, 2019, we have provided collateral in the form of investment securities. At June 30, 2019 we have pledged $133.9 million in U.S. government agency securities and MBS to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $26.7 million mature daily and will remain fully collateralized until the account has been closed or terminated.

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

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.3 million (net of $2.4 million fair value adjustment) at March 31, 2019 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.3 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.1 million) maturing on December 14, 2035.

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

The tables below summarizes our net lease cost:

The operating lease costs expense were as follows:

Three months ended June 30, 2019	$722,232
Six Months ended June 30, 2019	$1,440,775

Supplemental cash flow information related to leases was as follows:

Three months ended June 30,	2019

Operating cash flows from operating leases	$642,017

Right-of-use assets obtained in exchange for lease
Operating leases	$446,921

Six months ended June 30,

Operating cash flows from operating leases	$1,278,219

Right-of-use assets obtained in exchange for lease
Operating leases	$890,345

Supplemental balance sheet information related to leases was as follows:

Six months ended June 30, 2019	2019

Operating lease right-of-use assets	$26,471,124

Lease liabilities	$26,930,322

Weighted Average Remaining Operating Lease Term In Years	12.5

Weighted Average Discount Rate on Operating Leases	3.00%

Maturities of lease liabilities were as follows: (includes extensions of leases)
Operating
Leases

One year or less	$928,789
One to three years	3,917,563
Three to five years	4,127,455
Thereafter	18,403,169
Total undiscounted cash flows	27,376,976
Discount of cash flows	(446,654)
Total lease liability	$26,930,322

12.	SUBSEQUENT EVENT

On July 23, 2019, Old Line Bancshares, Old Line Bank, Wesbanco, and Wesbanco Bank, Inc. (“WesBanco Bank”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which WesBanco will acquire the Company for consideration of approximately $500 million in stock (based on the closing price of WesBanco common stock on July 22, 2019). The Merger Agreement, which has been approved by the Boards of Directors of both companies and both banks, also provides that Old Line Bank will be merged with and into WesBanco Bank immediately following the completion of the Merger.

Consummation of the Merger is subject to certain conditions, including, among others, the receipt of required stockholder and regulatory approvals. Please refer to our Current Report on Form 8-K filed on July 24, 2019, for further information and details relating to the Merger Agreement.

We expect that the Merger will be consummated during the fourth quarter of 2019 or the first quarter of 2020.

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

Proposed Merger with WesBanco, Inc.

On July 23, 2019, the Company, Old Line Bank, Wesbanco, Inc. (“WesBanco”), and Wesbanco Bank, Inc. (“WesBanco Bank”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which WesBanco will acquire the Company for consideration of approximately $500 million in stock (based on the closing price of WesBanco common stock on July 22, 2019). The Merger Agreement, which has been approved by the Boards of Directors of both companies and both banks, also provides that Old Line Bank will be merged with and into WesBanco Bank immediately following the completion of the Merger.

Consummation of the Merger is subject to certain conditions, including, among others, the receipt of required stockholder and regulatory approvals. Please refer to our Current Report on Form 8-K filed on July 24, 2019, for further information and details relating to the Merger Agreement.

We expect that the Merger will be consummated during the fourth quarter of 2019 or the first quarter of 2020. References to our expectations, goals, and strategies, and similar statements, in this report with respect to periods that would occur after this time should be understood to be applicable only if the Merger is not consummated.

Summary of Recent Performance and Other Activities

Net income increased $6.2 million, or 226.95%, to $8.9 million for the three months ended June 30, 2019, compared to $2.7 million for the three-month period ended June 30, 2018. Earnings were $0.52 per basic and diluted common share for the three months ended June 30, 2019, compared to $0.17 per basic and diluted common share for the three months ended June 30, 2018. The increase in net income for the second quarter of 2019 as compared to the same 2018 period is primarily the result of a $6.3 million decrease in non-interest expenses. Net income for the 2018 period included $7.1 million ($6.2 million net of taxes) of merger-related expenses (or $0.38 per basic and $0.37 per diluted common share) in connection with the Company’s acquisition of BYBK in April 2018.

Net income was $17.4 million for the six months ended June 30, 2019, compared to $8.8 million for the same period last year, an increase of $8.6 million, or 98.11%. Earnings were $1.02 per basic and diluted common share for the six months ended June 30, 2019, compared to $0.61 per basic and $0.60 per diluted common share for the same period last year. The increase in net income is primarily the result of increases of $5.8 million in net interest income and $1.0 million in non-interest income and a decrease of $3.1 million in non-interest expenses. Included in net income for the 2018 period was $7.1 million ($6.2 million net of taxes, or $0.43 per basic and $0.42 per diluted common share) for merger-related expenses associated with the acquisition of BYBK.

The following highlights contain additional financial data and events that have occurred during the three- and six-month periods ended June 30, 2019:

•	Average gross loans increased $166.6 million, or 7.37%, and $430.6 million, or 21.61%, respectively, to $2.4 billion for each of the three- and six-month periods ended June 30, 2019, from $2.3 billion and $2.0 billion, respectively, during the three and six months ended June 30, 2018.

•	Loans originated and sold in the secondary market were $69.0 million for the six months ended June 30, 2019 compared to $48.0 million for the same six-month period last year, resulting in a $408 thousand increase in income on marketable loans for the six months ended June 30, 2019.

•	Total yield on interest-earning assets increased to 4.69% for the three months ended June 30, 2019, compared to 4.58% for the same period last year. Total yield on interest-earning assets increased to 4.72% for the six months ended June 30, 2019, compared to 4.55% for the same period last year.

•	Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.17% and 9.20%, respectively, for the three months ended June 30, 2019, compared to ROAA and ROAE of 0.39% and 3.14%, respectively, for the second quarter of 2018.

•	ROAA and ROAE were 1.16% and 9.09%, respectively, for the six months ended June 30, 2019, compared to ROAA and ROAE of 0.72% and 6.27%, respectively, for the six months ended June 30, 2018.

•	Total assets increased $125.6 million, or 4.26%, during the six months ended June 30, 2019, primarily due to an increase of $76.3 million in our investment securities available for sale and the addition of $26.5 million for an operating lease right of use asset.

•	Total deposits grew by $88.4 million, or 3.85%, since December 31, 2018.

•	We ended the second quarter of 2019 with a book value of $22.90 per common share and a tangible book value of $16.51 per common share compared to $21.77 and $15.39, respectively, at December 31, 2018.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three- and six-month periods ended June 30, 2019 compared to same periods in 2018 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change

Net income	$8,912	$2,726	$6,186	226.93
Interest income	31,703	28,169	3,534	12.55
Interest expense	8,234	4,860	3,374	69.42
Net interest income before provision for loan losses	23,469	23,308	161	0.69
Provision for loan losses	73	532	(459)	(86.28)
Non-interest income	3,258	3,188	70	2.20
Non-interest expense	14,732	21,077	(6,345)	(30.10)
Average total loans	2,428,048	2,261,479	166,569	7.37
Average interest earning assets	2,743,916	2,499,766	244,150	9.77
Average total interest bearing deposits	1,750,122	1,522,250	227,872	14.97
Average non-interest bearing deposits	597,706	615,780	(18,074)	(2.94)
Net interest margin	3.49%	3.80%		(8.16)
Return on average assets	1.17%	0.39%		200.00
Return on average equity	9.20%	3.14%		192.99
Basic earnings per common share	$0.52	$0.17	$0.35	205.88
Diluted earnings per common share	0.52	0.17	0.35	205.88

	Six months ended June 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change

Net income	$17,416	$8,791	$8,625	98.11
Interest income	62,613	49,493	13,120	26.51
Interest expense	15,834	8,502	7,332	86.24
Net interest income before provision for loan losses	46,779	40,991	5,788	14.12
Provision for loan losses	487	927	(440)	(47.46)
Non-interest income	6,021	4,983	1,038	20.83
Non-interest expense	28,980	32,069	(3,089)	(9.63)
Average total loans	2,423,184	1,992,594	430,590	21.61
Average interest earning assets	2,710,333	2,224,516	485,817	21.84
Average total interest bearing deposits	1,745,678	1,362,479	383,199	28.13
Average non-interest bearing deposits	581,484	537,252	44,232	8.23
Net interest margin	3.54%	3.78%		(6.35)
Return on average assets	1.16%	0.72%		61.11
Return on average equity	9.09%	6.27%		44.98
Basic earnings per common share	$1.02	$0.61	$0.41	67.21
Diluted earnings per common share	1.02	0.60	0.42	70.00

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

Should the pending Merger not be consummated, we may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire. We believe that the BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders.

Although the current interest rate environment continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland. While we are uncertain about the continued pace of economic growth or the impact of the current political environment, uncertainty regarding recent tariffs imposed and future tariffs that may be imposed on imports into the United States, and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has been slowly increasing the federal funds rate (which in turn increases market interest rates) since December 2015, including four times during 2018, interest rates are still low compared to typical interest rates before the 2007-2009 recession. Current expectations, however, are that the Federal Reserve Board will cut rates at least once during the remainder of 2019. Given the resulting expectation that interest rates will, therefore, remain at historically low levels during the remainder of 2019, we believe that we can continue to grow total loans during the remainder of 2019 even if there is a modest slowdown in the economy this year, as some economists have been predicting, although this may not come to fruition if the economy experiences a more severe slowdown than we anticipate. We also believe that we can continue to grow total deposits during the remainder of 2019 despite the expected continuation of historically low interest rate levels. As a result of this expected growth, we expect that net interest income will continue to increase during the remainder of 2019, although there can be no guarantee that this will be the case.

We also expect to incur merger-related expenses during the remainder of 2019 as a result of the pending Merger with WesBanco. We also expect that salaries and benefits expenses and occupancy and equipment expenses will continue to be higher for 2019 and going forward generally than they were in 2018 as a result of including the expenses related to the employees and branches that we acquired in the BYBK merger. Such expenses may increase even further if we selectively take the opportunity to add more business development talent, although we will continue to look for opportunities to reduce expenses. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2018, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There have been no material changes in our critical accounting policies during the six months ended June 30, 2019.

Results of Operations for the Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.

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

Net interest income before the provision for loan losses for the three months ended June 30, 2019 increased $160 thousand or 0.69%, to $23.5 million from $23.3 million for the same period of 2018. As outlined in detail in the Rate/Volume Variance Analysis, this increase was a result of an increase in total interest income, primarily due to an increase in loan interest income resulting from increases in both the average balance of and average yield on our loans, offset almost entirely by an increase in interest expense resulting primarily from an increase in the average interest rate on our interest bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $3.5 million, or 12.55%, to $31.7 million during the three months ended June 30, 2019 compared to $28.2 million during the three months ended June 30, 2018, primarily as a result of a $2.7 million increase in interest and fees on loans. The increase in interest and fees on loans is the result of a $166.6 million increase in the average balance of our loans, resulting from increases in the average balance of our mortgage and commercial loans, partially offset by a decrease in the average balance of our consumer loans, and a 13 basis point increase in the average yield on our loan portfolio due primarily to higher yields on new mortgage loans. The increase in the average balance of our loans is due primarily to organic growth.

The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended June 30, 2019 contributed a 14 basis point increase in interest income, compared to 18 basis points for the three months ended June 30, 2018.

In addition, interest income on our securities portfolio increased $858 thousand, or 49.87%, for the three months ended June 30, 2019 compared to the same period last year as a result of increases in the average balance of and, to a lesser extent, the average yield on, our investment securities. The average balance of our investment portfolio increased $85.1 million, or 36.08%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases in the average balance of our U.S. government agency securities. The average yield on the investment portfolio increased to 3.46% for the three months ended June 30, 2019 from 3.19% during the three months ended June 30, 2018, primarily due to higher yields on our U.S. government agency securities and our MBS.

Total interest expense increased $3.4 million, or 69.42%, to $8.2 million during the three months ended June 30, 2019 from $4.9 million for the same period of 2018, primarily as a result of a 54 basis point increase in the average interest rate paid on our interest bearing liabilities, which increased to 1.62% during the three months ended June 30, 2019, from 1.08% during the three months ended June 30, 2018. This increase was due primarily to higher rates paid on our deposits, primarily on our time deposits but also on our money market and NOW accounts. In addition, the average rate paid on our borrowings increased 56 basis points quarter over quarter, primarily as a result of the higher rate paid on our FHLB borrowings. The increases in the average rates paid on both our deposits and our FHLB borrowings is the result of us paying higher rates as a result of Federal Reserve Board rate increases implemented during 2018.

A $229.5 million, or 12.67%, increase in the average balance of our interest bearing liabilities also contributed to the increase in total interest expense. The average balance of our interest bearing liabilities increased to $2.0 billion for the three months ended June 30, 2019 from $1.8 billion for the three months ended June 30, 2018, as a result of increases of $227.9 million, or 14.97%, in our average interest bearing deposits and $1.6 million, or 0.57%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is primarily due to organic deposit growth. The increase in our average borrowings is primarily due to the use of short term FHLB advances to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. Average non-interest bearing deposits decreased $18.1 million to $597.7 million for the three months ended June 30, 2019, compared to $615.8 million for the three months ended June 30, 2018.

Our net interest margin decreased to 3.49% for the three months ended June 30, 2019 from 3.80% for the three months ended June 30, 2018. The net interest margin decreased due to an increase in the average rate paid on our interest bearing liabilities, partially offset by the improvement in the yield on average interest earning assets, which increased 11 basis points from 4.58% for the quarter ended June 30, 2018 to 4.69% for the quarter ended June 30, 2019.

The net interest margin during the 2019 period was also affected by the amount of accretion on acquired loans. Accretion decreased due to a lower amount of early payoffs on acquired loans with credit marks during the three months ended June 30, 2019 compared to the same period of 2018. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which contributed 14 basis points for the three months ended June 30, 2019 compared to 18 basis points for the three months ended June 30, 2018.

During the three months ended June 30, 2019 and 2018, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion decreased by $214 thousand for the three months ended June 30, 2019, compared to the same period last year. The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended June 30,
	2019		2018
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$166,941	0.02%	$209,819	0.03%
Mortgage loans	609,568	0.09	752,461	0.12
Consumer loans	111,600	0.02	126,575	0.02
Interest bearing deposits	56,762	0.01	70,178	0.01
Total accretion	$944,871	0.14%	$1,159,033	0.18%

Average Balances, Yields and Net Interest Margin Analysis. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2019 and 2018, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2019			2018
	Average		Yield/	Average		Yield/
Three months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$973,846	$3,590	1.48%	$770,785	$2,941	1.53%
Interest bearing deposits (1)	1,910,589	1,073	0.23	8,024,219	5	—
Investment securities (1)(2)
U.S. Treasury	2,977,909	17,169	2.31	3,539,916	17,792	2.02
U.S. government agency	90,307,514	796,506	3.54	14,563,328	96,756	2.66
Corporate bonds	18,613,700	259,054	5.58	14,374,586	202,446	5.65
Foreign bonds	4,730,769	31,391	2.66	3,500,000	18,671	2.14
Mortgage backed securities	113,346,613	668,022	2.36	108,223,743	551,896	2.05
Municipal securities	78,435,736	631,436	3.23	79,749,104	642,160	3.23
Other equity securities	12,527,457	364,630	11.67	11,904,312	348,742	11.75
Total investment securities	320,939,698	2,768,208	3.46	235,854,989	1,878,463	3.19
Loans(1)
Commercial	347,962,972	4,099,059	4.73	319,387,611	4,166,121	5.23
Mortgage real estate	2,035,300,606	24,477,113	4.82	1,878,860,130	21,460,994	4.58
Consumer	44,784,002	762,141	6.83	63,231,591	1,011,206	6.41
Total loans	2,428,047,580	29,338,313	4.85	2,261,479,332	26,638,321	4.72
Allowance for loan losses	7,956,074	—		6,363,239	—
Total loans, net of allowance	2,420,091,506	29,338,313	4.86	2,255,116,093	26,638,321	4.74
Total interest earning assets(1)	2,743,915,639	32,111,184	4.69	2,499,766,086	28,519,730	4.58
Non-interest bearing cash	49,567,273			47,014,071
Goodwill and intangibles	109,119,799			100,901,255
Premises and equipment	68,532,182			43,592,991
Other assets	95,371,009			98,152,802
Total assets(1)	3,066,505,902			2,789,427,205
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	210,527,070	90,156	0.17	221,361,029	102,733	0.19
Money market and NOW	660,325,789	1,252,622	0.76	642,883,631	860,698	0.54
Time deposits	879,269,276	4,761,034	2.17	658,005,220	2,182,805	1.33
Total interest bearing deposits	1,750,122,135	6,103,812	1.40	1,522,249,880	3,146,236	0.83
Borrowed funds	290,305,725	2,130,630	2.94	288,666,185	1,714,250	2.38
Total interest bearing liabilities	2,040,427,860	8,234,442	1.62	1,810,916,065	4,860,486	1.08
Non-interest bearing deposits	597,706,343			615,780,315
	2,638,134,203			2,426,696,380
Other liabilities	39,663,626			14,570,522
Stockholders’ equity	388,708,073			348,160,303
Total liabilities and stockholders’ equity	$3,066,505,902			$2,789,427,205
Net interest spread(1)			3.08			3.50
Net interest margin(1)		$23,876,742	3.49%		$23,659,244	3.80%

(1)	Interest income is presented on a fully taxable equivalent (“FTE”) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended June 30, 2019 and 2018. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended June 30,
	2019 compared to 2018
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$649	$(307)	$956
Interest bearing deposits	1,069	1,075	(6)
Investment Securities(1)
U.S. Treasury	(623)	3,961	(4,584)
U.S. government agency	699,750	141,111	558,639
Corporate bonds	56,608	(8,686)	65,294
Foreign bonds	12,720	9,356	3,364
Mortgage backed securities	116,126	107,944	8,182
Municipal securities	(10,724)	(580)	(10,144)
Other	15,887	(6,825)	22,712
Loans:(1)
Commercial	(67,062)	(660,493)	593,431
Mortgage	3,016,119	2,165,800	850,319
Consumer	(249,065)	159,802	(408,867)
Total interest income (1)	3,591,454	1,912,158	1,679,296

Interest bearing liabilities
Savings	(12,577)	(10,862)	(1,715)
Money market and NOW	391,924	385,667	6,257
Time deposits	2,578,229	2,276,394	301,835
Borrowed funds	416,380	413,895	2,485
Total interest expense	3,373,956	3,065,094	308,862

Net interest income(1)	$217,498	$(1,152,936)	$1,370,434

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2019 was $73 thousand, a decrease of $460 thousand, or 86.36%, compared to $532 thousand for the three months ended June 30, 2018. This decrease was due to the fact that existing reserves were generally adequate to cover the increase in the loan portfolio during the quarter, as well as the fact that some loans for which we had a specific loan reserve at December 31, 2018 were paid off during the three months ended June 30, 2019.

Management identified additional probable losses in the loan portfolio and recorded $47 thousand in charge-offs during the three-month period ended June 30, 2019, compared to $104 thousand in charge-offs for the three months ended June 30, 2018. We recognized recoveries of $56 thousand during the three months ended June 30, 2019 compared to recoveries of $19 thousand during the same period of 2018.

The allowance for loan losses to gross loans held for investment was 0.32% and 0.31%, and the allowance for loan losses to non-accrual loans was 157.72% and 160.42%, at June 30, 2019 and December 31, 2018, respectively. The decrease in the allowance for loan losses to non-accrual loans is primarily the result of an increase in our non-accrual loans.

Non-interest Income. Non-interest income increased $70 thousand, or 2.19%, to $3.3 million for the three months ended June 30, 2019, from the corresponding period of 2018 amount of $3.2 million.

The following table outlines the amounts of and changes in non-interest income for the three-month periods.

	Three months ended June 30,
	2019	2018	$ Change	% Change
Service charges on deposit accounts	$307,572	$318,419	$(10,847)	(3.41)%
Wire transfer fees	28,963	35,179	(6,216)	(17.67)
ATM Income	376,088	369,281	6,807	1.84
POS sponsorship program	636,756	673,502	(36,746)	(5.46)
Gain on sales or calls of investment securities	15,927	—	15,927	100.00
Earnings on bank owned life insurance	524,753	461,056	63,697	13.82
Gain on disposal of assets	32,599	—	32,599	100.00
Write down on stock	—	(60,998)	60,998	100.00
Rental income	214,033	199,050	14,983	7.53
Income on marketable loans	841,843	511,879	329,964	64.46
Other fees and commissions	279,238	680,683	(401,445)	(58.98)
Total non-interest income	$3,257,772	$3,188,051	$69,721	2.19%

Non-interest income increased during the 2019 period primarily as a result of increases in income on marketable loans and earnings on bank owned life insurance as well as the absence of a write down on stock during the 2019 period, partially offset by a decrease in other fees and commissions.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans increased $330 thousand during the three months ended June 30, 2019, compared to the same period last year due to an increase in gains recorded on the sale of residential mortgage loans as a result of an increase in the volume of mortgage loans sold in the secondary market, which resulted in an increase in the aggregate amount of premiums we received for such sales. The residential mortgage division sold loans in the secondary market aggregating $41.7 million during the second quarter of 2019 compared to $28.7 million for the same period last year.

Earnings on bank owned life insurance (“BOLI”) increased $64 thousand quarter over quarter due to the $16.3 million of BOLI that we acquired in the BYBK acquisition.

Other fees and commissions, decreased $401 thousand during the three months ended June 30, 2019 compared to the same period last year, primarily due to the receipt of a one-time bonus on our annuity plan during the three months ended June 30, 2018, for which we had no corresponding income for the quarter ended June 30, 2019.

Non-interest Expense. Non-interest expense decreased $6.3 million, or 30.11%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended June 30,
	2019	2018	$ Change	% Change
Salaries and benefits	$7,600,771	$7,201,335	$399,436	5.55%
Occupancy and equipment	2,396,021	2,242,641	153,380	6.84
Data processing	760,727	702,182	58,545	8.34
FDIC insurance and State of Maryland assessments	261,367	320,326	(58,959)	(18.41)
Merger related expenses	—	7,121,802	(7,121,802)	100.00
Core deposit premium amortization	649,761	540,736	109,025	20.16
Loss on sale of other real estate owned	—	41,956	(41,956)	100.00
OREO expense	41,833	27,995	13,838	49.43
Director fees	168,850	196,650	(27,800)	(14.14)
Network services	116,315	95,607	20,708	21.66
Telephone	234,667	252,482	(17,815)	(7.06)
Other operating	2,501,406	2,333,694	167,712	7.19
Total non-interest expenses	$14,731,718	$21,077,406	$(6,345,688)	(30.11)%

Non-interest expenses decreased quarter over quarter primarily as a result of the lack of merger-related expenses during the 2019 period compared to $7.1 million in merger and integration expenses during the three months ended June 30, 2018, partially offset by increases in salaries and benefits, occupancy and equipment, core deposit premium amortization, and other operating expenses for the three months ended June 30, 2019 compared to the same period of 2018.

The $399 thousand increase in salaries and benefits is primarily the result of the inclusion of expenses related to the staff that we acquired in the BYBK merger for the full quarter ended June 30, 2019 compared to approximately two and half months of such expenses during the quarter ended June 30, 2018. The $153 thousand increase in occupancy and equipment expenses is primarily the result of the inclusion of expenses related to the branches that we acquired in the BYBK merger for the full quarter during the second quarter of 2019 and a $75 thousand expense during the quarter related to the new right of use asset for operating leases incurred in connection with a new accounting standard as discussed in Note 1 to the consolidated financial statements.

Core deposit premium amortization increased $109 thousand quarter over quarter as a result of the higher amortization of premiums resulting from the deposits that we acquired in the BYBK acquisition.

Other operating expenses (which includes, for example, office supplies, software expense, marketing and advertising expenses) increased $168 thousand quarter over quarter, primarily as a result of the inclusion of expenses related to the branches and staff that we acquired in the BYBK merger for the full quarter ended June 30, 2019 compared to approximately two and half months of such expenses during the quarter ended June 30, 2018.

Income Taxes. We had income tax expense of $3.0 million (25.25% of pre-tax income) for the three months ended June 30, 2019 compared to income tax expense of $2.2 million (44.22% of pre-tax income) for the same period of 2018. The effective tax rate decreased for the 2019 period primarily due to the non-deductible merger expenses we incurred in connection with the BYBK merger during the three months ended June 30, 2018, for which there was no corresponding expense for the three months ended June 30, 2019 and, to a lesser extent, an increase in our tax-exempt earnings for the three months ended June 30, 2019 compared to same period last year.

Results of Operations for the Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018.

Net interest income before provision for loan losses for the six months ended June 30, 2019 increased $5.8 million, or 14.12%, to $46.8 million from $41.0 million for the same period of 2018. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, primarily due to an increase in loan interest income resulting from increases in the average balance of and, to a lesser extent, the average yield on, our loans, partially offset by an increase in interest expense resulting from increases in the average rate on and, to a lesser extent, the average balance of, our interest bearing liabilities, all as discussed further below.

Total interest income increased $13.1 million, or 26.51%, to $62.6 million during the six months ended June 30, 2019 compared to $49.5 million during the six months ended June 30, 2018, primarily as a result of an $11.8 million increase in interest and fees on loans. The increase in interest and fees on loans is primarily the result of a $430.6 million increase in the average balance of our loans during the six months ended June 30, 2019 compared to the same period of 2018, as a result of both organic growth and the loans acquired in the BYBK acquisition. The average yield on the loan portfolio increased to 4.86% for the six months ended June 30, 2019 from 4.71% during the six months ended June 30, 2018 due primarily to higher yields on new mortgage loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the six months ended June 30, 2019 contributed a 14 basis point increase in interest income, as compared to 13 basis points for the six months ended June 30, 2018.

A $1.3 million increase in interest earned on investment and other securities also contributed to the increase in total interest income. This increase was the result of increases in the average balance of our investment securities, primarily our U.S. government agency securities and corporate bonds, and, to a lesser extent, an increase in the average yield on our investment securities. The average yield on our investment securities increased 28 basis points for six months ended June 30, 2019 compared to the same period of 2018 primarily as a result of increases in the average rate on our MBS and our U.S. government agency securities.

Total interest expense increased $7.3 million, or 86.23%, to $15.8 million during the six months ended June 30, 2019 from $8.5 million for the same period of 2018, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 1.58% during the six months ended June 30, 2019 from 1.06% during the six months ended June 30, 2018, due primarily to higher interest rates paid on our time deposits, although the average rate increased on all of our interest bearing liabilities period over period. The fair value accretion recorded on acquired deposits also affects interest expense, however, the benefit from accretion on such deposits was one basis point for both six-month periods ended June 30, 2019 and 2018.

The average balance of our interest bearing liabilities increased $400.1 million, or 24.62%, to $2.0 billion for the six months ended June 30, 2019 from $1.6 billion for the six months ended June 30, 2018, as a result of increases of $383.2 million, or 28.13%, in our average interest bearing deposits and $16.9 million, or 6.43%, in our average borrowings period over period. The increase in the average balance of our interest bearing deposits is primarily due to the deposits that we acquired in the BYBK acquisition. The increase in the average balance of our borrowings is primarily due to the use of short-term FHLB advances to fund new loan originations.

Average non-interest bearing deposits increased $44.2 million to $581.5 million for the six months ended June 30, 2019, compared to $537.3 million for the six months ended June 30, 2018 as a result of the non-interest bearing deposits that we acquired in the BYBK acquisition and the successful efforts of our commercial loan officers and business development officers in working with loan clients to move their commercial deposits to Old Line Bank.

Our net interest margin decreased to 3.54% for the six months ended June 30, 2019 from 3.78% for the six months ended June 30, 2018. The net interest margin decreased due to an increase in the average rate paid on our interest bearing liabilities, partially offset by the improvement in the yield on average interest earning assets, which increased 17 basis points from 4.55% for the six months ended June 30, 2018 to 4.72% for the six months ended June 30, 2019, as well as an increase in non-interest bearing deposits as a source of funding. The net interest margin during 2019 was also positively affected by the amount of accretion on acquired loans. Accretion increased due to a higher amount of early payoffs on acquired loans with credit marks during the six months ended June 30, 2019 compared to the same period of 2018. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which contributed 14 basis points for the six months ended June 30, 2019 compared to 13 basis points for the six months ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $456 thousand for the six months ended June 30, 2019, as compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks and the higher level of acquired loans with accreting marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$211,374	0.01%	$257,524	0.02%
Mortgage loans	1,287,934	0.10	830,649	0.08
Consumer loans	308,686	0.02	224,119	0.02
Interest bearing deposits	111,709	0.01	151,064	0.01
Total accretion	$1,919,703	0.14%	$1,463,356	0.13%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the six months ended June 30, 2019 and 2018, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2019			2018
	Average		Yield/	Average		Yield/
Six months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$950,858	$9,016	1.91%	$483,821	$3,642	1.52%
Interest bearing deposits (1)	1,887,193	2,134	0.27	4,934,127	5	—
Investment securities (1)(2)
U.S. Treasury	2,990,039	34,405	2.32	3,273,427	28,737	1.77
U.S. government agency	64,022,088	1,108,989	3.49	13,857,750	183,081	2.66
Corporate bonds	20,296,759	518,018	5.15	14,506,701	402,914	5.60
Foreign bonds	2,436,464	52,646	4.36	1,750,000	18,671	2.15
Mortgage backed securities	111,759,234	1,340,040	2.42	108,866,712	1,126,915	2.09
Municipal securities	78,729,602	1,268,241	3.25	79,885,506	1,286,572	3.25
Other equity securities	11,852,426	668,101	11.37	10,533,455	615,398	11.78
Total investment securities	292,086,612	4,990,440	3.45	232,673,551	3,662,288	3.17
Loans(1)
Commercial	350,086,219	8,168,048	4.70	265,882,609	6,429,313	4.88
Mortgage real estate	2,026,046,774	48,538,616	4.83	1,666,049,832	38,109,696	4.61
Consumer	47,051,267	1,681,977	7.21	60,661,770	1,990,108	6.62
Total loans	2,423,184,260	58,388,641	4.86	1,992,594,211	46,529,117	4.71
Allowance for loan losses	7,775,775	—		6,169,474	—
Total loans, net of allowance	2,415,408,485	58,388,641	4.87	1,986,424,737	46,529,117	4.72
Total interest earning assets(1)	2,710,333,148	63,390,231	4.72	2,224,516,236	50,195,052	4.55
Non-interest bearing cash	47,928,057			41,957,263
Goodwill and intangibles	109,453,962			66,279,404
Premises and equipment	56,534,498			42,347,726
Other assets	97,259,792			84,073,279
Total assets(1)	3,021,509,457			2,459,173,908
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	212,657,668	184,409	0.17	177,470,024	137,525	0.16
Money market and NOW	660,551,610	2,438,818	0.74	585,509,496	1,510,013	0.52
Time deposits	872,468,540	9,097,100	2.10	599,499,028	3,805,430	1.28
Total interest bearing deposits	1,745,677,818	11,720,327	1.35	1,362,478,548	5,452,968	0.81
Borrowed funds	279,303,413	4,113,343	2.97	262,441,187	3,049,081	2.34
Total interest bearing liabilities	2,024,981,231	15,833,670	1.58	1,624,919,735	8,502,049	1.06
Non-interest bearing deposits	581,484,042			537,251,923
	2,606,465,273			2,162,171,658
Other liabilities	28,804,963			14,253,017
Stockholders’ equity	386,239,221			282,749,233
Total liabilities and stockholders’ equity	$3,021,509,457			$2,459,173,908
Net interest spread(1)			3.14			3.49
Net interest margin(1)		$47,556,561	3.54%		$41,693,003	3.78%

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the six months ended June 30, 2018 and 2017. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2019 compared to 2018
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$5,374	$1,890	$3,484
Interest bearing deposits	2,129	2,135	(6)
Investment Securities(1)
U.S. Treasury	5,668	9,352	(3,684)
U.S. government agency	925,908	136,775	789,133
Corporate bond	115,104	(60,121)	175,225
Foreign bonds	33,975	28,557	5,418
Mortgage backed securities	213,125	196,754	16,371
Municipal securities	(18,331)	574	(18,905)
Other	52,703	(36,673)	89,376
Loans:(1)
Commercial	1,738,735	(426,575)	2,165,310
Mortgage	10,428,920	3,195,996	7,232,924
Consumer	(308,131)	260,992	(569,123)
Total interest income (1)	13,195,179	3,309,656	9,885,523

Interest bearing liabilities
Savings	46,884	25,676	21,208
Money market and NOW	928,805	809,591	119,214
Time deposits	5,291,670	3,915,804	1,375,866
Borrowed funds	1,064,262	951,028	113,234
Total interest expense	7,331,621	5,702,099	1,629,522

Net interest income(1)	$5,863,558	$(2,392,443)	$8,256,001

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2019 was $487 thousand, a decrease of $440 thousand, or 47.50%, compared to $927 thousand for the six months ended June 30, 2018. This decrease is due to the fact that existing reserves were generally adequate to cover the increase in the loan portfolio during the six-month period, as well as the fact that some loans for which we had a specific loan reserve at December 31, 2018 were paid off during the six months ended June 30, 2019.

Management identified additional probable losses in the loan portfolio and recorded $166 thousand in charge-offs for the six months ended June 30, 2019 compared to charge-offs of $104 thousand for the six months ended June 30, 2018. We recognized recoveries of $98 thousand during the six months ended June 30, 2019 compared to $19 thousand for the same period of 2018.

Non-interest Income. Non-interest income totaled $6.0 million for the six months ended June 30, 2019, an increase of $1.0 million, or 20.82%, from the corresponding period of 2018 amount of $5.0 million.

The following table outlines the amounts of and changes in non-interest income for the six-month periods.

	Six months ended June 30,
	2019	2018	$ Change	% Change
Service charges on deposit accounts	$633,614	$584,331	$49,283	8.43%
Wire transfer fees	60,799	62,144	(1,345)	(2.16)
ATM income	645,470	652,988	(7,518)	(1.15)
POS Sponsorship program	1,236,817	673,502	563,315	100.00
Gain on sales or calls of investment securities	15,927	—	15,927	100.00
Earnings on bank owned life insurance	1,018,933	753,992	264,941	35.14
Gain on disposal of assets	32,599	14,366	18,233	126.92
Loss on sale of stock	—	(60,998)	60,998	100.00
Rental income	430,630	397,494	33,136	8.34
Income on marketable loans	1,338,686	930,351	408,335	43.89
Other fees and commissions	607,076	974,902	(367,826)	(37.73)
Total non-interest income	$6,020,551	$4,983,072	$1,037,479	20.82%

Non-interest income increased during the 2019 period compared to the 2018 period primarily as a result of increases of $563 thousand in income from our point of sale (“POS”) sponsorship program, which was not in place during the first quarter of 2018, $408 thousand in income on marketable loans, and $265 thousand in earnings on BOLI, partially offset by a decrease in other fees and commissions.

Income on marketable loans increased $408 thousand during the six months ended June 30, 2019, compared to the same period last year due to an increase in gains recorded on the sale of residential mortgage loans primarily as a result of a higher volume of loans sold in the secondary market. The residential mortgage division originated loans aggregating $69.0 million for sale in the secondary market during the six months ended June 30, 2019 compared to $48.0 million for the same period last year.

The increase in earnings on bank owned life insurance is due to the $16.3 million of BOLI acquired in the BYBK merger.

Other fees and commissions decreased $368 thousand during the six months ended June 30, 2019 compared to the same period last year, primarily due to the receipt of a one-time bonus on our annuity plan during the six months ended June 30, 2018, for which we had no corresponding income for the six months ended June 30, 2019.

Non-interest Expense. Non-interest expense decreased $3.1 million, or 9.63%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Six months ended June 30,
	2019	2018	$ Change	% Change
Salaries and benefits	$14,734,354	$12,686,785	$2,047,569	16.14%
Occupancy and equipment	4,848,794	4,223,042	625,752	14.82
Data processing	1,487,910	1,311,821	176,089	13.42
FDIC insurance and State of Maryland assessments	508,616	508,397	219	0.04
Merger and integration	—	7,121,802	(7,121,802)	100.00
Core deposit premium amortization	1,307,585	853,049	454,536	53.28
Loss on sale of other real estate owned	—	54,472	(54,472)	(100.00)
OREO expense	67,499	212,989	(145,490)	(68.31)
Director fees	349,500	367,200	(17,700)	(4.82)
Network services	230,765	174,812	55,953	32.01
Telephone	481,697	456,906	24,791	5.43
Other operating	4,963,711	4,098,090	865,621	21.12
Total non-interest expenses	$28,980,431	$32,069,365	$(3,088,934)	(9.63)%

Non-interest expenses decreased period over period primarily as a result of our having no merger and integration expenses during the six months ended June 30, 2019 compared to $7.1 million in merger and integration expenses during the same period last year, partially offset by increases in salaries and employee benefits, occupancy and equipment, core deposit premium amortization, data processing, and other operating expenses.

Salaries and employee benefits increased $2.0 million and occupancy and equipment expenses increased $626 thousand period over period primarily as a result of the inclusion of expenses related to the staff and the branches, respectively, that we acquired in the BYBK acquisition for the entire six-month period of 2019 compared to just approximately two and half months of such expenses for the six months ended June 30, 2018.

Core deposit amortization increased $455 thousand for the six-month period ended June 30, 2019 compared to the same period last year as a result of the higher amortization of premiums from deposits that we acquired in the BYBK acquisition.

Data processing expenses increased for the six-month period ended June 30, 2019 compared to the same period last year as a result of additional customer transactions primarily due to the additional branches, and therefore additional customers, resulting from our acquisition of BYBK, which were included for the full 2019 period but for less than half of the 2018 period.

Other operating expenses increased $929 thousand due to increases in general operating costs, including marketing and advertising, sponsorships and donations, loan expenses, and software expense.

Income Taxes. We had income tax expense of $5.9 million (25.36% of pre-tax income) for the six months ended June 30, 2019 compared to income tax expense of $4.2 million (32.26% of pre-tax income) for the same period of 2018. The effective tax rate decreased for the 2019 period primarily due to the non-deductible merger expenses we incurred during the six months ended June 30, 2018 for which there was no corresponding expense for the six months ended June 30, 2019.

Analysis of Financial Condition

Investment Securities. Our portfolio consists primarily of investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, corporate bonds, foreign bonds, securities issued by states, counties and municipalities, MBS, certain equity securities (recorded at cost), Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Community Bankers Bank stock.

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

The investment securities at June 30, 2019 amounted to $296.0 million, an increase of $76.3 million, or 34.71%, from the December 31, 2018 amount of $219.7 million. As outlined above, at June 30, 2019, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $733 thousand at June 30, 2019 (reflected as $532 thousand net of taxes) compared to net unrealized losses of $7.6 million (reflected as $5.5 million net of taxes) at December 31, 2018. The increase in the value of the investment securities is due to the decrease in market interest rates, which resulted in an increase in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $11.2 million, or 0.47%, during the six months ended June 30, 2019, remaining at $2.4 billion at June 30, 2019. Loan growth during 2019 was a result of net organic growth of $89.7 million, due to new commercial real estate loan originations, partially offset by $78.5 million in paydowns on previously-acquired loans. Commercial real estate loans increased by $27.5 million, residential real estate loans decreased by $3.2 million, commercial and industrial loans decreased by $4.7 million, and consumer loans decreased by $8.4 million from their respective balances at December 31, 2018.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas of Baltimore City and Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	June 30, 2019			December 31, 2018
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$311,984,259	$132,158,619	$444,142,878	$299,266,275	$140,892,706	$440,158,981
Investment	614,696,965	182,790,150	797,487,115	592,529,807	195,883,002	788,412,809
Hospitality	196,356,242	19,069,944	215,426,186	172,189,046	13,134,019	185,323,065
Land and A&D	70,866,193	7,107,755	77,973,948	71,908,761	21,760,867	93,669,628
Residential Real Estate
First Lien-Investment	120,411,103	43,992,312	164,403,415	104,084,050	48,483,340	152,567,390
First Lien-Owner Occupied	107,911,628	130,954,430	238,866,058	108,696,078	140,221,589	248,917,667
Residential Land and A&D	46,826,606	11,146,929	57,973,535	42,639,161	16,828,434	59,467,595
HELOC and Jr. Liens	22,398,293	36,816,530	59,214,823	20,749,184	41,939,123	62,688,307
Commercial and Industrial	252,178,329	74,276,267	326,454,596	239,766,662	91,431,724	331,198,386
Consumer	14,143,513	28,687,040	42,830,553	16,289,147	34,919,111	51,208,258
Total loans	1,757,773,131	666,999,976	2,424,773,107	1,668,118,171	745,493,915	2,413,612,086
Allowance for loan losses	(7,417,436)	(472,299)	(7,889,735)	(7,004,839)	(466,184)	(7,471,023)
Deferred loan costs, net	3,553,772	—	3,553,772	3,086,635	—	3,086,635
Net loans	$1,753,909,467	$666,527,677	$2,420,437,144	$1,664,199,967	$745,027,731	$2,409,227,698

(1) As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

Bank Owned Life Insurance (“BOLI”). At June 30, 2019, we have invested $68.8 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank, Damascus and Bay Bank. BOLI increased $830 thousand during the six months ended June 30, 2019 as a result of the interest earned on these policies. Gross earnings on BOLI were $1.0 million during the six months ended June 30, 2019, which earnings were partially offset by $189 thousand in expenses associated with the policies, for total net earnings of $830 thousand. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our salary continuation agreements and supplemental life insurance agreements that we have entered into with our executive officers and that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $194 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank, Damascus or Bay Bank.

Annuity Plan. Our annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018. The annuity plan was valued at $6.3 million at June 30, 2019 and December 31, 2018.

Deposits. Deposits increased $88.4 million during the six months ended June 30, 2019, to $2.4 billion at June 30, 2019 from $2.3 billion at December 31, 2018. This increase is comprised of a $61.7 million increase in our non-interest bearing deposits and a $26.7 million increase in our interest bearing deposits.

The following table outlines the changes in interest bearing deposits:

	June 30,	December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$891,539	$865,255	$26,284	3.04%
Interest bearing checking	662,756	657,061	5,695	0.87
Savings	209,432	214,673	(5,241)	(2.44)
Total	$1,763,727	$1,736,989	$26,738	1.54%

 We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (“Promontory”). Through this deposit matching network and its certificate of deposit account registry service (“CDARS”) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At June 30, 2019, we had $37.0 million in CDARS and $179.4 million in money market accounts through Promontory’s reciprocal deposit program compared to $47.9 million and $168.8 million, respectively, at December 31, 2018.

We do not currently have any brokered certificates of deposits other than CDARS. Old Line Bank did not obtain any brokered certificates of deposit during the six months ended June 30, 2019. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short term borrowings consist of short term borrowings with the FHLB and short term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At June 30, 2019, we had $195.0 million outstanding in short term FHLB borrowings, compared to $190.0 million at December 31, 2018. At June 30, 2019 and December 31, 2018, we had no unsecured promissory notes and $26.7 million and $38.2 million, respectively, in secured promissory notes.

Long term borrowings at June 30, 2019 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.2 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.4 million fair value adjustment) that we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.3 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.1 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On June 30, 2019 we had $56.4 million in cash and due from banks, $1.8 million in interest bearing accounts, and $781 thousand in federal funds sold. As of December 31, 2018, we had $41.5 million in cash and due from banks, $2.1 million in interest bearing accounts, and $954 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the six months ended June 30, 2019. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at June 30, 2019. In addition, Old Line Bank has $65.0 million in available lines of credit at June 30, 2019, consisting of overnight federal funds from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $702.4 million at June 30, 2019. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $440.3 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $26.7 million in repurchase agreements.

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

As of June 30, 2019, Old Line Bancshares’ capital levels were such that it remained characterized as “well capitalized” under the rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect decreases of $532 thousand and $733 thousand, respectively, which represents unrealized gains (after-tax for capital additions and pre-tax for asset additions, respectively) on MBS and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $7.9 million for the general loan loss reserve during the six months ended June 30, 2019.

As of June 30, 2019, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the second quarter of 2019 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at June 30, 2019.

			Minimum capital		To be well
	Actual		adequacy(1)		capitalized
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$311,120	11.69%	$119,729	4.5%	$172,941	6.5%
Total capital (to risk weighted assets)	$319,136	11.99%	$212,851	8%	$266,064	10%
Tier 1 capital (to risk weighted assets)	$311,120	11.69%	$159,638	6%	$212,851	8%
Tier 1 leverage (to average assets)	$311,120	10.53%	$118,192	4%	$147,740	5%

__________________________________
(1)	Does not include the capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above other than the Tier leverage (to average assets) ratio.

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

As required by ASC Topic 310-Receivables and ASC Topic 450-Contingencies, we measure all impaired loans, which consist of all modified loans (“TDRs”) and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, we recognize impairment through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $27.0 million at June 30, 2019 compared to $26.2 million at December 31, 2018. At June 30, 2019, we had $12.7 million and $14.3 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $13.0 million and $13.2 million, respectively, at December 31, 2018.

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

Applicable accounting guidance requires that if we experience a decrease in the expected cash flows of a loan subsequent to its acquisition date, we establish an allowance for loan losses for such acquired loan with decreased cash flows. At June 30, 2019, there was $472 thousand of allowance reserved for potential loan losses on acquired loans compared to $466 thousand at December 31, 2018.

Nonperforming Assets. As of June 30, 2019, our nonperforming assets totaled $8.7 million and consisted of $5.0 million of nonaccrual loans, $2.8 million of loans past due 90 days and still accruing and OREO of $883 thousand.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	June 30, 2019			December 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$2,687,996	$—	$2,687,996	$—	$—	$—
Investment	—	—	—	—	139,247	139,247
Residential Real Estate:
First Lien-Owner Occupied	—	—	—	—	103,365	103,365
Commercial	94,207	9,102	103,309	—	—	—
Consumer	—	—	—	—	54	54
Total accruing loans 90 or more days past due	2,782,203	9,102	2,791,305	—	242,666	242,666
Non-accrued loans:
Commercial Real Estate
Owner Occupied	—	247,624	247,624	—	182,261	182,261
Investment	576,671	52,121	628,792	—	51,070	51,070
Land and A&D	—	9,525	9,525	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	192,501	310,629	503,130	192,501	292,758	485,259
First Lien-Owner Occupied	249,298	1,734,557	1,983,855	262,194	2,027,974	2,290,168
Land and A&D	284,179	197,199	481,378	277,704	201,737	479,441
HELOC and Jr. Liens	—	674,106	674,106	—	690,732	690,732
Commercial	241,972	45,319	287,291	191,388	45,269	236,657
Consumer	36,792	149,836	186,628	15,658	180,846	196,504
Total non-accrued past due loans:	1,581,413	3,420,916	5,002,329	939,445	3,717,647	4,657,092
Other real estate owned (“OREO”)	—	882,510	882,510	—	882,810	882,810
Total nonperforming assets	$4,363,616	$4,312,528	$8,676,144	$939,445	$4,843,123	$5,782,568
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$—	$1,488,938	$1,488,938	$—	$1,510,628	$1,510,628
Residential Real Estate:
First Lien-Owner Occupied	—	395,370	395,370	—	402,650	402,650
Commercial	333,399	65,526	398,925	349,387	67,791	417,178
Consumer	23,709	—	23,709	26,301	—	26,301
Total Accruing Troubled Debt Restructurings	$357,108	$1,949,834	$2,306,942	$375,688	$1,981,069	$2,356,757

The table below reflects our ratios of our nonperforming assets at June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.25%	0.06%
Total nonperforming assets as a percentage of total assets	0.18%	0.04%
Total nonperforming assets as a percentage of total loans held for investment	0.25%	0.06%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.36%	0.24%
Total nonperforming assets as a percentage of total assets	0.28%	0.20%
Total nonperforming assets as a percentage of total loans held for investment	0.32%	0.24%

The table below presents a breakdown of the recorded book balance of non-accruing loans at June 30, 2019 and December 31, 2018.

	June 30, 2019				December 31, 2018
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Investment	1	$576,671	$576,671	$21,799	—	$—	$—	$—
Residential Real Estate
First Lien-Investment	1	192,501	192,501	40,879	1	192,501	192,501	34,588
First Lien-Owner Occupied	2	249,298	249,298	1,028	2	262,194	262,194	1,413
Land and A & D	1	284,179	284,179	25,140	1	277,704	277,704	16,947
Commercial	2	241,972	241,972	12,268	3	191,388	191,388	6,052
Consumer	4	36,792	36,792	463	3	15,658	15,658	648
Total non-accrual loans	11	1,581,413	1,581,413	101,577	10	939,445	939,445	59,648
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	$267,823	$247,624	$37,580	3	$283,083	$182,261	$42,871
Investment	1	72,408	52,121	6,214	1	72,408	51,070	2,117
Land and A & D	1	293,376	9,525	186,527	1	328,851	45,000	176,212
Residential Real Estate
First Lien-Investment	3	315,751	310,629	28,143	3	298,187	292,758	16,682
First Lien-Owner Occupied	9	1,751,254	1,734,557	139,946	11	2,167,249	2,027,974	201,174
HELOC and Jr. Lien	10	684,537	674,106	25,360	2	701,430	690,732	23,529
Land and A & D	2	208,037	197,199	27,042	9	212,957	201,737	21,319
Commercial	1	48,750	45,319	4,800	1	48,750	45,269	3,107
Consumer	20	152,212	149,836	4,496	20	183,941	180,846	6,923
Total non-accrual loans	48	3,794,148	3,420,916	460,108	51	4,296,856	3,717,647	493,934
Total all non-accrued loans	59	$5,375,561	$5,002,329	$561,685	61	$5,236,301	$4,657,092	$553,582

(1)	U.S. GAAP requires that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a nonperforming loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at June 30, 2019 increased $642 thousand from December 31, 2018, due primarily to the addition of one commercial real estate loan in the amount of $577 thousand.

Non-accrual acquired loans at June 30, 2019 decreased $297 thousand from December 31, 2018 due to a residential mortgage loan that had previously been classified as non-accrual being paid off during 2019.

At June 30, 2019, there was no legacy OREO. Acquired OREO was $883 thousand at both June 30, 2019 and December 31, 2018.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
June 30, 2019	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Provision for loan losses	96,089	152,727	156,507	81,435	486,758
Recoveries	10,953	834	47,030	38,896	97,713
Total	1,669,782	4,882,255	1,284,931	218,526	8,055,494
Loans charged off	(4,108)	—	(1,028)	(160,623)	(165,759)
Ending Balance	$1,665,674	$4,882,255	$1,283,903	$57,903	$7,889,735
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$76,307	$—	$64,420	$1,328	$142,055
Other loans not individually evaluated	1,540,617	4,858,390	829,723	46,651	7,275,381
Acquired Loans:
Individually evaluated for impairment	48,750	23,865	389,760	9,924	472,299
Ending balance	$1,665,674	$4,882,255	$1,283,903	$57,903	$7,889,735

		Commercial	Residential
December 31, 2018	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	241,994	943,709	220,513	442,479	1,848,695
Recoveries	69,469	1,250	18,350	16,144	105,213
Total	1,573,493	4,728,694	1,083,218	489,089	7,874,494
Loans charged off	(10,753)	—	(1,824)	(390,894)	(403,471)
Ending Balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$13,149	$—	$39,420	$1,416	$53,985
Other loans not individually evaluated	1,455,841	4,714,354	702,934	77,726	6,950,855
Acquired Loans:
Individually evaluated for impairment	93,750	14,340	339,040	19,053	466,183
Ending balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023

The ratios of the allowance for loan losses are as follows at the dates indicated:

	June 30, 2019	December 31, 2018
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.32%	0.31%
Non-accrual loans	157.72%	160.42%
Net charge-offs to average loans	0.00%	0.01%

During the six months ended June 30, 2019, we charged off $166 thousand in loans through the allowance for loan losses compared to $403 thousand for the year ended December 31, 2018.

The allowance for loan losses represented 0.32% and 0.31%, respectively, of gross loans held for investment at June 30, 2019 and December 31, 2018, and 0.45% of legacy loans at both June 30, 2019 and December 31, 2018. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$193,667	$198,969
Real estate-undisbursed development and construction	206,696	232,680
Consumer	76,046	77,780
Total	$476,409	$509,429
Standby letters of credit	$18,976	$17,513

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

Commitments for real estate development and construction, which totaled $193.7 million, or 40.65% of the $476.4 million of outstanding commitments, at June 30, 2019 are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended June 30, 2019

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$23,468,510	3.43%	3.02%
Tax equivalent adjustment
Federal funds sold	123	—	—
Investment securities	195,024	0.03	0.03
Loans	213,085	0.03	0.03
Total tax equivalent adjustment	408,232	0.06	0.06
Tax equivalent interest yield	$23,876,742	3.49%	3.08%

Three months ended June 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$23,308,233	3.74%	3.44%
Tax equivalent adjustment
Federal funds sold	80	—	—
Investment securities	161,340	0.03	0.03
Loans	189,591	0.03	0.03
Total tax equivalent adjustment	351,011	0.06	0.06
Tax equivalent interest yield	$23,659,244	3.80%	3.50%

Six months ended June 30, 2019

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$46,779,525	3.48%	3.08%
Tax equivalent adjustment
Federal funds sold	227	—	—
Investment securities	364,328	0.03	0.03
Loans	412,481	0.03	0.03
Total tax equivalent adjustment	777,036	0.06	0.06
Tax equivalent interest yield	$47,556,561	3.54%	3.14%

Six months ended June 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$40,991,008	3.72%	3.43%
Tax equivalent adjustment
Federal funds sold	116	—	—
Investment securities	322,251	0.03	0.03
Loans	379,628	0.03	0.03
Total tax equivalent adjustment	701,995	0.06	0.06
Tax equivalent interest yield	$41,693,003	3.78%	3.49%

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

The forward-looking statements presented herein with respect to, among other things: (a) our objectives, expectations and intentions, including (i) that, going forward, the BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders, (ii) anticipated increases in certain non-interest expenses for 2019 and that net interest income will continue to increase during the remainder of 2019, (iii) the amount of potential problem loans, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) continued earnings on bank owned life insurance, (vii) expanding fee income and generating extensions of core banking services, (viii) hiring and acquisition possibilities, (b) sources of and sufficiency of liquidity; (c) the impact of outstanding off-balance sheet commitments; (d) the adequacy of the allowance for loan losses; (e) expected loan, deposit, balance sheet and earnings growth; (f) expectations with respect to the impact of pending legal proceedings; (g) the anticipated impact of recent accounting pronouncements; (h) continuing to meet regulatory capital requirements; (i) improving earnings per share and stockholder value; (j) the expected timing of the consummation of our pending merger with WesBanco; and (k) financial and other goals and plans.

Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of our investments could negatively impact stockholders’ equity; risks associated with our lending limit; expenses associated with operating as a public company; potential conflicts of interest associated with our interest in Pointer Ridge; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors that may affect us specifically or the banking industry generally; with respect to the timing of the consummation of the pending merger with WesBanco, the ability to obtain required regulatory and stockholder approvals; and other risks otherwise discussed in this report.

For a more complete discussion of some of these risks and uncertainties referred to above, see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2018, as updated as set forth in Item 1A of Old Line Bancshares’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

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

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2019 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at June 30, 2019 and December 31, 2018. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	June 30, 2019
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	250	100	—	350
Federal funds sold	781	—	—	—	781
Investment securities	500	5,493	4,581	285,395	295,969
Loans	307,843	123,047	1,151,608	842,275	2,424,773
Total interest earning assets	309,154	128,790	1,156,289	1,127,670	2,721,903
Interest Bearing Liabilities:
Interest-bearing transaction deposits	440,622	222,134	—	—	662,756
Savings accounts	69,811	69,811	69,811	—	209,433
Time deposits	134,960	402,450	354,129	—	891,539
Total interest-bearing deposits	645,393	694,395	423,940	—	1,763,728
FHLB advances	195,000	—	—	—	195,000
Other borrowings	26,655	—	—	38,503	65,158
Total interest-bearing liabilities	867,048	694,395	423,940	38,503	2,023,886
Period Gap	$(557,894)	$(565,605)	$732,349	$1,089,167	$698,017
Cumulative Gap	$(557,894)	$(1,123,499)	$(391,150)	$698,017
Cumulative Gap/Total Assets	(18.14)%	(36.53)%	(12.72)%	22.70%

	Interest Sensitivity Analysis
	December 31, 2018
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	954	—	—	—	954
Investment securities	2,776	4,882	64,437	147,611	219,706
Loans	364,674	103,417	1,064,479	881,042	2,413,612
Total interest earning assets	368,434	108,299	1,128,916	1,028,653	2,634,302
Interest Bearing Liabilities:
Interest-bearing transaction deposits	436,132	220,929	—	—	657,061
Savings accounts	71,558	71,558	71,558	—	214,674
Time deposits	136,838	343,596	384,820	—	865,254
Total interest-bearing deposits	644,528	636,083	456,378	—	1,736,989
FHLB advances	190,000	—	—	—	190,000
Other borrowings	38,185	—	—	38,371	76,556
Total interest-bearing liabilities	872,713	636,083	456,378	38,371	2,003,545
Period Gap	$(504,279)	$(527,784)	$672,538	$990,282	$630,757
Cumulative Gap	$(504,279)	$(1,032,063)	$(359,525)	$630,757
Cumulative Gap/Total Assets	(17.09)%	(34.99)%	(12.19)%	21.38%

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2019. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated as set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there we repurchased 52,423 shares of our common stock during the quarter ended June 30, 2019:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

April 1 -April 30, 2019	11,922	25.00	21,966	819,640
May 1 -May 31, 2019	13,450	24.90	35,446	806,190
June 1 -June 30, 2019	27,051	24.72	62,497	779,139
Total	52,423	24.90

(1)	On November 28, 2018, Old Line Bancshares’ board of directors approved the repurchase of up to 850,000 shares of our outstanding common stock. This repurchase approval replaces the previous authorization for Old Line Bancshares to repurchase up to 500,000 shares of its common stock, approved in February 2015, pursuant to which there were 160,763 shares remaining available to be repurchased, which prior authorization was terminated upon approval of the new repurchase authorization. As of June 30, 2019, 70,861 shares had been repurchased under the current authorization at an average price of $24.90 per share or a total cost of approximately $1.8 million.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: August 9, 2019	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Elise M. Adams
Elise M. Adams Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)