Form 10-Q
period 2019-09-30
OLD LINE BANCSHARES INC
filed 2019-11-08
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

As of October 31, 2019, the registrant had 17,005,446 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$44,987,316	$41,495,763
Interest bearing accounts	1,625,029	2,051,273
Federal funds sold	388,971	953,582
Total cash and cash equivalents	47,001,316	44,500,618
Investment securities available for sale-at fair value	268,534,675	219,705,762
Loans held for sale, fair value of $23,203,560 and $11,860,147	22,534,097	11,564,993
Loans held for investment (net of allowance for loan losses of $8,001,352 and $7,471,023, respectively)	2,473,922,052	2,409,227,698
Equity securities at cost	10,886,803	11,150,750
Premises and equipment	42,073,240	42,624,787
Accrued interest receivable	7,960,574	7,958,511
Income taxes receivable	123,434	5,014,510
Deferred income taxes	1,858,345	4,660,278
Bank owned life insurance	69,167,140	67,920,021
Annuity Plan	6,226,727	6,268,426
Other real estate owned	1,091,634	882,510
Goodwill	94,668,455	94,668,455
Core deposit intangible	13,400,601	15,362,232
Other assets	37,388,851	8,497,544
Total assets	$3,096,837,944	$2,950,007,095

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$620,136,296	$559,059,672
Interest bearing	1,793,209,494	1,736,989,227
Total deposits	2,413,345,790	2,296,048,899
Short term borrowings	204,378,672	228,184,856
Long term borrowings	38,569,343	38,371,291
Accrued interest payable	2,452,857	2,844,715
Supplemental executive retirement plan	6,115,372	5,997,819
Other liabilities	34,615,063	7,788,981
Total liabilities	2,699,477,097	2,579,236,561
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 16,999,146 and 17,031,052 shares issued and outstanding in 2019 and 2018, respectively	169,991	170,311
Additional paid-in capital	292,993,861	293,501,107
Retained earnings	103,100,167	82,628,356
Accumulated other comprehensive income (loss)	1,096,828	(5,529,240)
Total stockholders’ equity	397,360,847	370,770,534
Total liabilities and stockholders’ equity	$3,096,837,944	$2,950,007,095

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Income
Loans, including fees	$29,125,029	$29,056,814	$87,101,189	$75,206,303
U.S. Treasury securities	16,156	16,325	48,423	42,953
U.S. government agency securities	527,463	89,953	1,576,012	262,905
Corporate bonds	258,924	200,394	776,942	607,601
Foreign bonds	41,318	21,601	93,964	35,979
Mortgage backed securities	593,737	563,384	1,933,777	1,690,299
Municipal securities	488,275	498,200	1,476,610	1,498,163
Federal funds sold	2,853	3,553	11,642	7,079
Other	293,179	303,100	941,570	895,099
Total interest income	31,346,934	30,753,324	93,960,129	80,246,381
Interest expense
Deposits	6,119,906	4,098,787	17,840,233	9,551,755
Borrowed funds	1,678,093	1,768,532	5,791,436	4,817,613
Total interest expense	7,797,999	5,867,319	23,631,669	14,369,368
Net interest income	23,548,935	24,886,005	70,328,460	65,877,013
Provision for loan losses	456,000	307,870	942,758	1,235,023
Net interest income after provision for loan losses	23,092,935	24,578,135	69,385,702	64,641,990
Non-interest income
Account service charges	709,302	728,550	2,049,185	2,028,013
Point of sale sponsorship program	688,188	711,577	1,925,005	1,385,079
Gain on sales or calls of investment securities	544,259	—	560,186	—
Earnings on bank owned life insurance	528,512	520,785	1,547,445	1,274,777
Gain (loss) on disposal of assets	—	(1,100)	32,599	13,266
Loss on write down of stock	—	(91,498)	—	(152,496)
Rental income	214,315	204,714	644,945	602,208
Income on marketable loans	990,474	411,850	2,329,160	1,342,201
Other fees and commissions	382,447	320,457	989,523	1,295,359
Total non-interest income	4,057,497	2,805,335	10,078,048	7,788,407
Non-interest expense
Salaries and benefits	7,717,352	7,491,736	22,451,706	20,178,521
Occupancy and equipment	2,337,124	2,349,691	7,185,918	6,572,733
Data processing	782,593	659,926	2,270,503	1,971,747
FDIC insurance and State of Maryland assessments	62,535	278,109	571,151	786,506
Merger and integration	—	2,282,705	—	9,404,507
Core deposit premium amortization	654,046	663,685	1,961,631	1,516,734
Loss on sales of other real estate owned	—	26,266	—	80,738
OREO expense (income)	59,272	(99,957)	126,771	113,032
Directors fees	166,050	172,550	515,550	539,750
Network services	119,144	127,226	349,909	302,038
Telephone	221,293	269,070	702,990	725,976
Other operating	2,715,009	2,441,331	7,678,720	6,539,421
Total non-interest expense	14,834,418	16,662,338	43,814,849	48,731,703

Income before income taxes	12,316,014	10,721,132	35,648,901	23,698,694
Income tax expense	3,131,785	2,456,303	9,048,418	6,642,850
Net income	9,184,229	8,264,829	26,600,483	17,055,844

Basic earnings per common share	$0.54	$0.49	$1.56	$1.12
Diluted earnings per common share	$0.54	$0.48	$1.55	$1.10

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended September 30,	2019	2018
Net income	$9,184,229	$8,264,829

Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of taxes of $364,356, and ($392,117), respectively	959,733	(1,032,857)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of ($149,766) and $0, respectively	(394,493)	—
Other comprehensive income (loss)	565,240	(1,032,857)
Comprehensive income	$9,749,469	$7,231,972

Nine Months Ended September 30,	2019	2018
Net income	$26,600,483	$17,055,844

Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of taxes of $2,669,706, and ($1,708,971), respectively	7,032,090	(4,501,518)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of ($154,163) and $0, respectively	(406,023)	—
Other comprehensive income (loss)	6,626,067	(4,501,518)
Comprehensive income	33,226,550	12,554,326

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Equity
Balance December 31, 2018	17,031,052	$170,311	$293,501,107	$82,628,356	$(5,529,240)	$370,770,534
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,504,174	—	8,504,174
Other comprehensive income	—	—	—	—	2,807,204	2,807,204
Stock based compensation awards	—	—	291,715	—	—	291,715
Stock options exercised	2,400	24	48,907	—	—	48,931
Restricted stock issued	28,191	282	(282)	—	—	—
Stock buyback	(10,074)	(101)	(251,090)	—	—	(251,191)
Common stock cash dividends $0.12 per share	—	—	—	(2,047,969)	—	(2,047,969)
Balance March 31, 2019	17,051,569	$170,516	$293,590,357	$89,084,561	$(2,722,036)	$380,123,398
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,912,080	—	8,912,080
Other comprehensive income	—	—	—	—	3,253,624	3,253,624
Stock based compensation awards	—	—	368,206	—	—	368,206
Stock buyback	(52,423)	(525)	(1,304,919)	—	—	(1,305,444)
Common stock cash dividends $0.12 per share	—	—	—	(2,040,355)	—	(2,040,355)
Balance June 30, 2019	16,999,146	$169,991	$292,653,644	$95,956,286	$531,588	$389,311,509
Net income attributable to Old Line Bancshares, Inc.	—	—	—	9,184,229	—	9,184,229
Other comprehensive income	—	—	—	—	565,240	565,240
Stock based compensation awards	—	—	340,217	—	—	340,217
Common stock cash dividends $0.12 per share	—	—	—	(2,040,348)	—	(2,040,348)
Balance September 30, 2019	16,999,146	$169,991	$292,993,861	$103,100,167	$1,096,828	$397,360,847

Balance December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$207,727,186
Net income attributable to Old Line Bancshares, Inc.	—	—	—	6,065,182	—	6,065,182
Other comprehensive loss	—	—	—	—	(2,303,310)	(2,303,310)
Tax Cut and Jobs Act	—	—	—	459,973	(459,973)	—
Stock based compensation awards	—	—	288,559	—	—	288,559
Stock options exercised	38,921	389	520,507	—	—	520,896
Restricted stock issued	19,443	195	(195)	—	—	—
Common stock cash dividends $0.08 per share	—	—	—	(1,005,723)	—	(1,005,723)
Balance March 31, 2018	12,566,696	$125,667	$149,691,736	$66,573,919	$(5,098,532)	$211,292,790
Net income attributable to Old Line Bancshares, Inc.	—	—	—	2,725,833	—	2,725,833
Other comprehensive loss	—	—	—	—	(1,165,351)	(1,165,351)
Acquisition of Bay Bancorp, Inc.	4,408,087	44,081	142,601,614	—	—	142,645,695
Stock based compensation awards	—	—	280,751	—	—	280,751
Stock options exercised	14,100	141	262,578	—	—	262,719
Common stock cash dividends $0.10 per share	—	—	—	(1,698,000)	—	(1,698,000)
Balance June 30, 2018	16,988,883	$169,889	$292,836,679	$67,601,752	$(6,263,883)	$354,344,437
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,264,829	—	8,264,829
Other comprehensive loss	—	—	—	—	(1,032,857)	(1,032,857)
Stock based compensation awards	—	—	302,974	—	—	302,974
Common stock cash dividends $0.10 per share	—	—	—	(1,699,192)	—	(1,699,192)
Balance September 30, 2018	16,988,883	$169,889	$293,139,653	$74,167,389	$(7,296,740)	$360,180,191

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$26,600,483	$17,055,844
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,379,624	2,334,125
Provision for loan losses	942,758	1,235,023
Change in deferred loan fees net of costs	(595,490)	(791,450)
Gain on sales or calls of securities	(560,186)	—
Amortization of premiums and discounts	547,518	636,357
Origination of loans held for sale	(120,463,317)	(77,092,451)
Proceeds from sale of loans held for sale	107,165,053	71,324,767
Loss on write down of stock	—	152,496
Loss on sales of other real estate owned	—	80,738
Gain on sale of fixed assets	(32,599)	(13,266)
Amortization of intangible assets	1,961,631	1,516,734
Deferred income taxes	286,390	278,439
Stock based compensation awards	1,000,138	872,284
Increase (decrease) in
Accrued interest payable	(391,858)	171,712
Income tax payable	—	(2,157,375)
Supplemental executive retirement plan	117,553	230,263
Other liabilities	(1,450,261)	(436,815)
Decrease (increase) in
Accrued interest receivable	(2,063)	(882,542)
Bank owned life insurance	(1,247,119)	(1,059,152)
Annuity plan	41,699	(316,818)
Income tax receivable	4,891,076	1,134,944
Other assets	(614,964)	(86,942)
Net cash provided by operating activities	$20,576,066	$14,186,915
Cash flows from investing activities
Cash and cash equivalents of acquired bank, net of cash consideration	—	21,617,611
Purchase of investment securities available for sale	(104,025,115)	(20,483,491)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	64,350,481	15,876,726
Available for sale sold	—	51,650,175
Loans made, net of principal collected	(62,921,587)	(141,256,263)
Purchase of bank owned life insurance	—	(8,500,000)
Proceeds from sale of other real estate owned	—	1,495,173
Change in equity securities	263,947	(1,745,803)
Purchase of premises and equipment	(1,828,077)	(1,093,079)
Proceeds from the sale of premises and equipment	32,599	13,266
Net cash used in investing activities	(104,127,752)	(82,425,685)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	2,269,821	245,116,710
Other deposits	115,027,070	(197,147,516)
Short term borrowing advances	1,305,000,000	1,389,200,000
Short term borrowing repayments	(1,328,806,184)	(1,350,377,081)
Long term borrowings	198,052	198,051
Proceeds from stock options exercised	48,931	783,615
Repurchase of stock through stock repurchase program	(1,556,634)	—
Cash dividends paid-common stock	(6,128,672)	(4,402,915)
Net cash provided by financing activities	86,052,384	83,370,864

Net increase in cash and cash equivalents	2,500,698	15,132,094

Cash and cash equivalents at beginning of period	44,500,618	35,174,111
Cash and cash equivalents at end of period	$47,001,316	$50,306,205

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$24,023,527	$14,197,656
Income taxes	$5,750,804	$7,600,000
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$209,124	$1,041,079
Loans transferred to available for sale - BYBK acquisition	$—	$21,643,292
Initial recognition of right of use asset	$26,395,472	$—
Initial recognition of right of use liability	$26,692,114	$—

	2019	2018
Fair value of assets and liabilities from acquisition:
Fair value of assets acquired	$—	$650,194,375
Other intangible assets acquired	—	80,828,494
Fair value of liabilities assumed	—	(587,403,791)
Total merger consideration	$—	$143,619,078

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

As previously announced, on July 23, 2019, Old Line Bancshares and Old Line Bank entered into an Agreement and Plan of Merger with Wesbanco, Inc. ("WesBanco") and Wesbanco Bank, Inc., pursuant to which Old Line Bancshares will merge with and into Wesbanco (the “Merger”) and Old Line Bank will merge into Wesbanco Bank. We expect that the Merger will be consummated during the fourth quarter of 2019. Please see Note 12 to our consolidated financial statements, “Pending Acquisition,” for more information.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended September 30, 2019 and 2018 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2018 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2018. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K, except as described in the Recent Accounting Pronouncements section below.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (“CECL”) model requiring Old Line Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Old Line Bancshares has constituted a committee that has the responsibility to gather loan information and consider acceptable methodologies to comply with this ASU. The committee meets periodically to discuss the latest developments and committee members keep themselves updated on such developments via webcasts, publications, and conferences. We have also evaluated and selected a third party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. We are currently awaiting final comparison results on the parallel model compared to the CECL model.  Due to the expected merger with WesBanco, the CECL model will be transitioned into and with WesBanco’s model. Old Line Bancshares’ evaluation indicates that the provisions of ASU 2016-13 will impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

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

Purchase Price Consideration
Cash consideration	$973,383
Purchase price assigned to shares exchanged for stock	142,645,695
Total purchase price for BYBK acquisition	143,619,078

Fair Value of Assets Acquired
Cash and due from banks	$22,590,994
Investment securities	51,895,757
Restricted equity securities, at cost	2,339,700
Loans, net	546,215,988
Premises and equipment	3,127,963
Accrued interest receivable	1,714,054
Accrued taxes receivable	1,912,807
Deferred income taxes	1,219,602
Bank owned life insurance	16,319,198
Other real estate owned	1,041,079
Core deposit intangible	11,243,714
Other assets	1,817,233
Total assets acquired	$661,438,089
Fair Value of Liabilities assumed
Deposits	$541,368,907
Short term borrowings	41,100,000
Other liabilities	4,934,884
Total liabilities assumed	$587,403,791
Fair Value of net assets acquired	74,034,298
Total Purchase Price	143,619,078

Goodwill recorded for BYBK	$69,584,780

3.	INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2019
Available for sale
U.S. Treasury	$2,992,763	$3,018	$—	$2,995,781
U.S. government agency	59,034,066	1,126,506	(23,138)	60,137,434
Corporate bonds	18,611,304	387,435	—	18,998,739
Foreign bonds	7,000,000	2,025	(17)	7,002,008
Municipal securities	77,726,662	1,168,288	(382)	78,894,568
Mortgage backed securities:
FHLMC certificates	17,009,957	19,704	(301,524)	16,728,137
FNMA certificates	58,733,502	151,114	(945,451)	57,939,165
GNMA certificates	25,913,190	80,616	(154,963)	25,838,843
Total available for sale securities	$267,021,444	$2,938,706	$(1,425,475)	$268,534,675

December 31, 2018
Available for sale
U.S. Treasury	$3,003,410	$—	$(10,910)	$2,992,500
U.S. government agency	19,123,653	—	(517,475)	18,606,178
Corporate bonds	18,615,768	227,691	(4,231)	18,839,228
Foreign bonds	3,500,000	98	—	3,500,098
Municipal securities	79,416,920	19,392	(2,147,608)	77,288,704
Mortgage backed securities
FHLMC certificates	19,079,921	962	(1,007,115)	18,073,768
FNMA certificates	56,720,930	—	(3,062,170)	53,658,760
GNMA certificates	27,873,539	—	(1,127,013)	26,746,526
Total available for sale securities	$227,334,141	$248,143	$(7,876,522)	$219,705,762

At September 30, 2019 and December 31, 2018, securities with unrealized losses segregated by length of impairment were as follows:

	September 30, 2019
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$—	$—	$3,922,889	$23,138	$3,922,889	$23,138
Foreign debt securities	499,983	17	—	—	499,983	17
Municipal securities	495,906	382	—	—	495,906	382
Mortgage backed securities
FHLMC certificates	—	—	15,124,875	301,524	15,124,875	301,524
FNMA certificates	—	—	47,004,928	945,451	47,004,928	945,451
GNMA certificates	—	—	12,415,077	154,963	12,415,077	154,963
Total	$995,889	$399	$78,467,769	$1,425,076	$79,463,658	$1,425,475

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$1,503,516	$1,313	$1,488,984	$9,597	$2,992,500	$10,910
U.S. government agency	1,357,980	26,795	15,288,957	490,680	16,646,937	517,475
Corporate bonds	2,995,769	4,231	—	—	2,995,769	4,231
Municipal securities	13,707,759	100,387	54,243,374	2,047,221	67,951,133	2,147,608
Mortgage backed securities
FHLMC certificates	1,715,756	26,062	16,293,413	981,053	18,009,169	1,007,115
FNMA certificates	1,164,291	11,023	52,494,470	3,051,147	53,658,761	3,062,170
GNMA certificates	8,871,024	138,099	17,875,503	988,914	26,746,527	1,127,013
Total	$31,316,095	$307,910	$157,684,701	$7,568,612	$189,000,796	$7,876,522

At September 30, 2019 and December 31, 2018, we had 65 and 166 investment securities, respectively, in an unrealized loss position for 12 months or more and 2 and 34 securities, respectively, in an unrealized loss position for less than 12 months.  We consider all unrealized losses on securities as of September 30, 2019 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of September 30, 2019, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

Gain on sales or calls of investment securities for the nine months ended September 30, 2019 is the result of ten callable agencies that were called compared to no sales or calls for the comparable nine months last year.

Contractual maturities and pledged securities at September 30, 2019 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage-backed securities (“MBS”) based on contractual maturity date. However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
September 30, 2019	cost	value

Maturing
Within one year	$5,497,172	$5,501,382
Over one to five years	7,291,284	7,307,682
Over five to ten years	89,753,727	91,175,688
Over ten years	164,479,261	164,549,923
Total	$267,021,444	$268,534,675
Pledged securities	$121,507,956	$120,840,383

4.	LOANS

Major classifications of loans held for investment are as follows:

	September 30, 2019			December 31, 2018
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$309,452,786	$124,699,211	$434,151,997	$299,266,275	$140,892,706	$440,158,981
Investment	662,296,193	175,779,493	838,075,686	592,529,807	195,883,002	788,412,809
Hospitality	231,201,755	18,957,943	250,159,698	172,189,046	13,134,019	185,323,065
Land and A&D	81,167,986	7,034,455	88,202,441	71,908,761	21,760,867	93,669,628
Residential Real Estate
First Lien-Investment	127,305,162	40,180,391	167,485,553	104,084,050	48,483,340	152,567,390
First Lien-Owner Occupied	108,338,535	123,386,650	231,725,185	108,696,078	140,221,589	248,917,667
Residential Land and A&D	42,648,776	10,016,798	52,665,574	42,639,161	16,828,434	59,467,595
HELOC and Jr. Liens	22,149,070	35,570,762	57,719,832	20,749,184	41,939,123	62,688,307
Commercial and Industrial	255,088,072	64,195,020	319,283,092	239,766,662	91,431,724	331,198,386
Consumer	13,004,012	25,708,210	38,712,222	16,289,147	34,919,111	51,208,258
Total loans	1,852,652,347	625,528,933	2,478,181,280	1,668,118,171	745,493,915	2,413,612,086
Allowance for loan losses	(7,780,318)	(221,034)	(8,001,352)	(7,004,839)	(466,184)	(7,471,023)
Deferred loan costs, net	3,742,124	—	3,742,124	3,086,635	—	3,086,635
Net loans	$1,848,614,153	$625,307,899	$2,473,922,052	$1,664,199,967	$745,027,731	$2,409,227,698

__________________

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015, DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”), in July 2017, and BYBK, the parent company of Bay Bank, in April 2018, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.61 billion and $1.51 billion, respectively, at September 30, 2019 and December 31, 2018. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At September 30, 2019, we had approximately $250.2 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $509.6 million and $523.6 million, respectively, at September 30, 2019 and December 31, 2018. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio, which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of at least 640 is required, except for loans originated for sale in the secondary market, as discussed below. We do not originate any subprime residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at September 30, 2019 and December 31, 2018.

Age Analysis of Past Due Loans

	Age Analysis of Past Due Loans
	September 30, 2019			December 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,841,048,778	$614,066,133	$2,455,114,911	$1,659,191,112	$729,738,007	$2,388,929,119
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	1,692,891	—	1,692,891	3,990,558	—	3,990,558
Investment	1,716,554	3,099,400	4,815,954	1,729,404	3,849,944	5,579,348
Residential Real Estate:
First Lien-Investment	—	479,052	479,052	179,701	896,227	1,075,928
First Lien-Owner Occupied	90,884	1,684,528	1,775,412	94,178	3,062,084	3,156,262
Land and A&D	622,365	—	622,365	883,460	413,191	1,296,651
HELOC and Jr. Liens	100,227	512,939	613,166	119,924	790,989	910,913
Commercial and Industrial	2,615,507	1,253,843	3,869,350	670,318	1,444,347	2,114,665
Consumer	136,811	602,432	739,243	320,071	1,338,813	1,658,884
Total 30 - 89 days past due	6,975,239	7,632,194	14,607,433	7,987,614	11,795,595	19,783,209
90 or more days past due
Commercial Real Estate:
Investment	—	—	—	—	139,247	139,247
Residential Real Estate:
First-Investment	—	83,391	83,391	—	—	—
First Lien-Owner Occupied	—	771,798	771,798	—	103,365	103,365
Commercial and Industrial	58,665	—	58,665	—	—	—
Consumer	15,419	—	15,419	—	54	54
Total 90 or more days past due	74,084	855,189	929,273	—	242,666	242,666
Total accruing past due loans	7,049,323	8,487,383	15,536,706	7,987,614	12,038,261	20,025,875
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	2,691,810	249,087	2,940,897	—	182,261	182,261
Investment	576,671	52,646	629,317	—	51,070	51,070
Land and A&D	—	10,000	10,000	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	392,490	130,973	523,463	192,501	292,758	485,259
First Lien-Owner Occupied	243,846	1,446,632	1,690,478	262,194	2,027,974	2,290,168
Land and A&D	284,129	199,234	483,363	277,704	201,737	479,441
HELOC and Jr. Liens	—	788,585	788,585	—	690,732	690,732
Commercial and Industrial	336,179	10,435	346,614	191,388	45,269	236,657
Consumer	29,071	87,825	116,896	15,658	180,846	196,504
Non-accruing past due loans:	4,554,196	2,975,417	7,529,613	939,445	3,717,647	4,657,092
Total Loans	$1,852,652,297	$625,528,933	$2,478,181,230	$1,668,118,171	$745,493,915	$2,413,612,086

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended September 30, 2019 and December 31, 2018.

	Impaired Loans
				Three months September 30, 2019		Nine months September 30, 2019
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$4,388,978	$4,388,978	$—	$4,408,758	$26,298	4,390,510	$113,063
Investment	1,661,904		—	1,665,461	6,348	1,672,558	37,937
Land and A&D	—	—	—	—	—	—	—
Residential Real Estate:
First Lien-Investment	177,569	177,569	—	177,569	—	178,361	4,344
First Lien-Owner Occupied	554,426	554,426	—	585,780	4,763	594,879	17,992
Commercial and Industrial	388,132	388,132	—	396,657	3,817	404,026	10,573
Consumer	18,371	18,371	—	19,857	473	20,986	1,346
With an allowance recorded:
Commercial Real Estate:
Residential Real Estate:
First Lien-Investment	214,921	214,921	36,621	213,397	—	199,543	—
First Lien-Owner Occupied	141,717	141,717	—	137,449	—	136,898	—
Land and A&D	284,179	284,179	35,000	284,179	—	283,663	—
Commercial and Industrial	261,831	261,831	92,424	262,469	—	263,095	402
Consumer	10,700	10,700	1,328	11,730	157	12,200	927
Total legacy impaired	8,102,728	6,440,824	165,373	8,163,306	41,856	8,156,719	186,584
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	268,416	268,416	—	268,197	—	267,605	—
Investment	72,408	72,408	—	163,876	—	163,876	—
Land and A&D	—	—	—	—	—	—	—
Residential Real Estate:
First Lien-Owner Occupied	1,578,372	1,566,765	—	1,696,380	21,155	1,706,748	95,104
First Lien-Investment	—	—	—	—	—	—	—
Land and A&D	52,325	52,325	—	59,432	950	60,299	4,168
HELOC and Jr. Lien	575,505	575,505	—	641,739	4,821	651,554	20,181
Commercial	—	—	—	—	—	—	—
Consumer	93,903	93,903	—	107,108	2,489	119,554	7,692
With an allowance recorded:
Commercial Real Estate:
Investment	—	—	—	—	—	—	—
Land and A&D	293,376	10,000	10,000	293,376	—	316,506	—
Residential Real Estate:
Land and A&D	157,628	157,628	86,434	162,348	—	161,556	—
First Lien-Investment	131,636	131,636	35,160	139,152	6,397	135,530	7,905
First Lien-Owner Occupied	67,633	67,633	26,865	68,922	719	69,375	2,532
HELOC and Jr. Lien	226,635	226,635	56,048	253,151		255,925	3,674
Commercial and Industrial	84,995	84,995	4,435	84,898	—	85,797	1,341
Consumer	17,753	17,753	2,092	26,486	—	27,308	654
Total acquired impaired	3,620,585	3,325,602	221,034	3,965,065	36,531	4,021,633	143,251
Total impaired	$11,723,313	$9,766,426	$386,407	$12,128,371	$78,387	12,178,352	$329,835

__________________

(1)	U.S. GAAP requires that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans
December 31, 2018

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,737,394	$1,737,394	$—	$1,766,117	$74,203
Investment	1,688,661	1,688,661	—	1,716,183	88,410
Residential Real Estate:
First Lien-Owner Occupied	262,194	262,194	—	285,514	11,412
Land and A&D	277,704	277,704	—	277,704	—
Commercial and Industrial	486,048	486,048	—	509,971	18,595
Consumer	1,495	1,495	—	10,707	1,130
With an allowance recorded:
Residential Real Estate:
First Lien-Owner Occupied
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	148,349	148,349	13,149	152,898	3,926
Consumer	14,163	14,163	1,416	27,217	1,129
Total legacy impaired	4,808,509	4,808,509	53,985	4,938,812	198,805
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	283,083	232,635	—	542,654	3,281
Residential Real Estate:
First Lien-Owner Occupied	2,127,854	2,011,286	—	2,159,327	38,636
Land and A&D	58,659	58,659	—	62,178	2,896
Consumer	22,139	22,139	—	26,027	364
With an allowance recorded:
Commercial Real Estate:
Owner Occupied
Investment	72,408	72,408	14,340	163,876	2,750
First Lien-Owner Occupied	459,033	459,033	98,008	482,422	7,695
First Lien-Investment	298,187	298,187	62,701	310,862	7,871
Land and A&D	154,297	154,297	99,517	159,819	—
HELOC and Jr. Lien	533,565	533,565	78,814	534,204	12,254
Commercial and Industrial	48,750	48,750	48,750	48,750	237
Consumer	188,102	188,102	19,053	231,978	11,619
Total acquired impaired	4,810,584	4,359,717	466,183	5,289,532	96,107
Total impaired	$9,619,093	$9,168,226	$520,168	$10,228,344	$294,912

__________________

(1)	U.S. GAAP requires that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at September 30, 2019 consisted of seven loans for an aggregate of $2.2 million compared to seven loans for an aggregate of $2.4 million at December 31, 2018.

We had no loan modifications reported as TDRs during the three or nine months ended September 30, 2019. We had one loan modification reported as a TDR during the nine months ended September 30, 2018. We had no loans that were modified as a TDR that defaulted during the three or nine-month periods ended September 30, 2019 or 2018.

The following table includes the recorded investment in and number of modifications of TDRs for the three and nine months ended September 30, 2019 and 2018. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. We had no loans that were modified as a TDR that defaulted within three months of the modification date during the three- or nine-month periods ended September 30, 2019 and 2018.

Loans Modified as a TDR for the three months ended
	September 30, 2019			September 30, 2018
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	#of	Recorded	Recorded	#of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Residential Real Estate Owner Occupied	—	—	—	—	—	—
Total legacy TDRs	—	$—	$—		$—	$—

Loans Modified as a TDR for the nine months ended
	September 30, 2019			September 30, 2018
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	#of	Recorded	Recorded	#of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Consumer	—	—	—	—	28,009	27,009
Total legacy TDRs	—	$—	$—		$28,009	$27,009

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the nine months ended September 30, 2019 and 2018, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	September 30, 2019	September 30, 2018
Balance at beginning of period	$124,090	$115,066
Additions due to BYBK acquisition	—	50,984
Accretion of fair value discounts	(1,375,970)	(873,308)
Reclassification (to)/from non-accretable discount	1,334,580	847,153
Balance at end of period	$82,700	$139,895

	Contractually
	Required Payments
	Receivable	Carrying Amount
At September 30, 2019	$9,125,242	$7,976,188
At December 31, 2018	11,146,165	9,396,862
At September 30, 2018	17,975,448	14,109,972
At December 31, 2017	8,277,731	6,617,774

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

The following tables outline the class of loans by risk rating at September 30, 2019 and December 31, 2018:

	Account Balance
September 30, 2019	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$303,183,923	$122,143,948	$425,327,871
Investment	659,590,203	74,557,546	734,147,749
Hospitality	231,201,755	18,957,943	250,159,698
Land and A&D	81,167,986	6,839,775	88,007,761
Residential Real Estate:
First Lien-Investment	126,493,210	37,115,151	163,608,361
First Lien-Owner Occupied	108,036,843	118,639,242	226,676,085
Land and A&D	40,330,083	9,718,740	50,048,823
HELOC and Jr. Liens	22,149,070	33,850,157	55,999,227
Commercial	252,223,178	61,748,358	313,971,536
Consumer	12,974,941	25,495,847	38,470,788
	1,837,351,192	509,066,707	2,346,417,899
Special Mention(6)
Commercial Real Estate:
Owner Occupied	408,090	1,261,341	1,669,431
Investment	1,044,086	915,223	1,959,309
Land and A&D	—	184,681	184,681
Residential Real Estate:
First Lien-Investment	280,873	1,746,159	2,027,032
First Lien-Owner Occupied	57,846	1,945,545	2,003,391
Land and A&D	2,034,514	98,824	2,133,338
HELOC and Jr. Liens	—	845,111	845,111
Commercial	1,401,346	2,364,123	3,765,469
Consumer	—	97,199	97,199
	5,226,755	9,458,206	14,684,961
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,860,773	1,293,922	7,154,695
Investment	1,661,904	306,724	1,968,628
Land and A&D	—	10,000	10,000
Residential Real Estate:
First Lien-Investment	531,079	1,319,081	1,850,160
First Lien-Owner Occupied	243,846	2,801,863	3,045,709
Land and A&D	284,179	199,234	483,413
HELOC and Jr. Liens	—	875,493	875,493
Commercial	1,463,548	82,539	1,546,087
Consumer	29,071	115,164	144,235
	10,074,400	7,004,020	17,078,420
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,852,652,347	$525,528,933	$2,378,181,280

	Account Balance
December 31, 2018	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$293,682,007	$137,978,800	$431,660,807
Investment	589,763,511	194,092,985	783,856,496
Hospitality	172,189,046	13,134,019	185,323,065
Land and A&D	71,908,761	21,514,420	93,423,181
Residential Real Estate:
First Lien-Investment	103,270,617	45,431,446	148,702,063
First Lien-Owner Occupied	108,371,748	134,959,907	243,331,655
Land and A&D	40,268,376	16,524,667	56,793,043
HELOC and Jr. Liens	20,749,184	41,196,500	61,945,684
Commercial	237,713,832	89,049,308	326,763,140
Consumer	16,273,489	34,674,679	50,948,168
	1,654,190,571	728,556,731	2,382,747,302
Special Mention(6)
Commercial Real Estate:
Owner Occupied	420,347	1,303,849	1,724,196
Investment	1,077,635	557,687	1,635,322
Land and A&D	—	201,447	201,447
Residential Real Estate:
First Lien-Investment	289,618	1,709,025	1,998,643
First Lien-Owner Occupied	62,136	1,522,737	1,584,873
Land and A&D	2,093,081	102,030	2,195,111
Commercial	174,729	174,429	349,158
Consumer	—	30,848	30,848
	4,117,546	5,602,052	9,719,598
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,163,921	1,610,057	6,773,978
Investment	1,688,661	1,232,330	2,920,991
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	523,815	1,342,869	1,866,684
First Lien-Owner Occupied	262,194	3,738,945	4,001,139
Land and A&D	277,704	201,737	479,441
HELOC and Jr. Liens	—	742,623	742,623
Commercial	1,878,101	2,207,987	4,086,088
Consumer	15,658	213,584	229,242
	9,810,054	11,335,132	21,145,186
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,668,118,171	$745,493,915	$2,413,612,086

The following table details activity in the allowance for loan losses by portfolio segment for the three- and nine-month periods ended September 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial	Residential
Three Months Ended September 30, 2019	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,665,674	$4,882,255	$1,283,903	$57,903	$7,889,735
Provision for loan losses	(54,913)	279,425	91,970	139,518	456,000
Recoveries	400	417	6,119	19,424	26,360
Total	1,611,161	5,162,097	1,381,992	216,845	8,372,095
Loans charged off	(48,750)	—	(165,498)	(156,495)	(370,743)
Ending Balance	$1,562,411	$5,162,097	$1,216,494	$60,350	$8,001,352

	Commercial	Commercial	Residential
Nine Months Ended September 30, 2019	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Provision for loan losses	41,176	432,152	248,477	220,953	942,758
Recoveries	11,353	1,251	53,149	58,320	124,073
Total	1,615,269	5,162,097	1,383,020	377,468	8,537,854
Loans charged off	(52,858)	—	(166,526)	(317,118)	(536,502)
Ending Balance	$1,562,411	$5,162,097	$1,216,494	$60,350	$8,001,352
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$92,424	$—	$71,621	$1,328	$165,373
Other loans not individually evaluated	1,465,552	5,152,097	939,200	58,096	7,614,945
Acquired Loans:
Individually evaluated for impairment	4,435	10,000	205,673	926	221,034
Ending balance	$1,562,411	$5,162,097	$1,216,494	$60,350	$8,001,352

	Commercial	Commercial	Residential
Three Months Ended September 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577
Provision for loan losses	(141,751)	303,547	34,609	111,465	307,870
Recoveries	65,819	417	3,119	5,127	74,482
Total	1,604,516	4,500,716	787,358	194,339	7,086,929
Loans charged off	—	—	—	(106,879)	(106,879)
Ending Balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050

	Commercial	Commercial	Residential
Nine Months Ended September 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	273,017	716,147	(70,403)	316,262	1,235,023
Recoveries	69,469	834	15,230	11,980	97,513
Total	1,604,516	4,500,716	789,182	358,708	7,253,122
Loans charged off	—	—	(1,824)	(271,248)	(273,072)
Ending Balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$93,892	$—	$76,495	$—	$170,387
Other loans not individually evaluated	1,441,108	4,500,716	525,749	60,852	6,528,425
Acquired Loans:
Individually evaluated for impairment	69,516	—	185,114	26,608	281,238
Ending balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050

Our recorded investment in loans at September 30, 2019 and 2018 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	Commercial	Commercial	Residential
September 30, 2019	and Industrial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$261,831	$—	$640,817	$10,700	$913,348
Individually evaluated for impairment without specific reserve	388,132	6,050,882	731,995	18,371	7,189,380
Other loans not individually evaluated	254,438,109	1,278,067,839	299,068,731	12,974,940	1,844,549,619
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	84,995	10,000	583,532	17,753	696,280
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	340,824	2,194,595	93,903	2,629,322
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	172,609	3,234,991	4,568,592	—	7,976,192
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	63,937,416	322,885,287	201,807,881	25,596,555	614,227,139
Ending balance	$319,283,092	$1,610,589,823	$509,596,143	$38,712,222	$2,478,181,280

	Commercial	Commercial	Residential
September 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$93,892	$—	$242,592	$—	$336,484
Individually evaluated for impairment without specific reserve	509,772	3,453,579	494,423	—	4,457,774
Other loans not individually evaluated	215,125,991	1,113,299,121	258,804,372	17,671,242	1,604,900,726
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	68,888	45,000	407,735	27,009	548,632
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	167,560	773,457	2,720,353	52,730	3,714,100
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	559,248	7,872,328	5,664,394	14,000	14,109,970
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	96,617,110	379,553,784	245,912,416	38,603,984	760,687,294
Ending balance	$312,642,461	$1,504,997,269	$514,246,285	$56,368,965	$2,388,254,980

5.	OTHER REAL ESTATE OWNED

The fair value of other real estate owned was $1.1 million at September 30, 2019 and December 31, 2018. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and BYBK, we have segmented other real estate owned (“OREO”) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired); we did not acquire any OREO properties in the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Nine Months ended September 30, 2019	Legacy	Acquired	Total
Beginning balance	$—	$882,510	$882,510
Real estate acquired through foreclosure of loans	—	209,124	209,124
Sales/deposits on sales	—	—	—
Net realized gain/(loss)	—	—	—
Total end of period	$—	$1,091,634	$1,091,634

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as OREO or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At September 30, 2019 and December 31, 2018, residential foreclosures classified as OREO totaled $544 thousand. We had six loans for an aggregate of $474 thousand secured by residential real estate in process of foreclosure at September 30, 2019 compared to five loans for $786 thousand at December 31, 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of shares	16,999,146	16,988,883	17,021,359	15,277,219
Dilutive average number of shares	17,129,181	17,187,837	17,146,723	15,485,452

7.	STOCK-BASED COMPENSATION

For the three months ended September 30, 2019 and 2018, we recorded stock-based compensation expense of $340,217 and $302,974, respectively.  For the nine months ended September 30, 2019 and 2018, we recorded stock-based compensation expense of $1,000,138 and $872,284, respectively. At September 30, 2019, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 2.0 years. As of September 30, 2019, there were 167,213 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 4,370 options during the nine-month period ended September 30, 2019 compared to 53,021 options exercised during the nine-month period ended September 30, 2018.

For purposes of determining estimated fair value of stock options, we have computed the estimated fair value of all stock-based compensation using the Black-Scholes option pricing model and, for stock options granted prior to December 31, 2018, we have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2018.  Restricted stock awards are valued at the current stock price on the date of the award. During the nine months ended September 30, 2019, there were no stock options granted compared to 50,000 stock options granted during the nine months ended September 30, 2018. The weighted average grant date fair value of the 2018 stock options is $8.90 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the nine months ended September 30, 2019 and 2018, we granted 28,191 and 19,443 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards was $28.74 at September 30, 2019.  At September 30, 2019, there was $5.0 million of total unrecognized compensation cost related to restricted stock awards that we expect to realize over the next 2.5 years. There were 667 restricted shares forfeited during the nine-month period ended September 30, 2019 and no restricted shares forfeited during the nine-month period ended September 30, 2018.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. There were no transfers between levels during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

At September 30, 2019, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, and MBS. Prior to September 30, 2019, corporate bonds included our foreign debt securities (Israel bonds) that we have now moved into a separate classification. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker quote-based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items, which inputs are used by a third-party pricing service we use to make these determinations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2019 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,996	$2,996	$—	$—	$—
U.S. government agency	60,137	—	60,137	—	—
Corporate bonds	18,999	—	—	18,999	—
Foreign debt securities	7,002	—	—	7,002
Municipal securities	78,895	—	78,895	—	—
FHLMC MBS	16,728	—	16,728	—	—
FNMA MBS	57,939	—	57,939	—	—
GNMA MBS	25,839	—	25,839	—	—
Total recurring assets at fair value	$268,535	$2,996	$239,538	$26,001	$—

	At December 31, 2018 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,993	$2,993	$—	$—	$—
U.S. government agency	18,606	—	18,606	—	—
Corporate bonds	18,843	—	—	18,843	—
Foreign debt securities	3,496	—	—	3,496	—
Municipal securities	77,289	—	77,289	—	—
FHLMC MBS	18,074	—	18,074	—	—
FNMA MBS	53,659	—	53,659	—	—
GNMA MBS	26,746	—	26,746	—	—
Total recurring assets at fair value	$219,706	$2,993	$194,374	$22,339	$—

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2019	$22,339
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	162
Purchases, issuances, sales and settlements	3,500
Transfers into or out of level 3	—
Balance at September 30, 2019	$26,001

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018 are included in the tables below.

We also measure certain non-financial assets such as OREO, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At September 30, 2019 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$7,933	—	—	$7,933
Acquired:	3,109	—	—	3,109
Total Impaired Loans	11,042	—	—	11,042

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	1,092	—	—	1,092
Total other real estate owned:	1,092	—	—	1,092
Total	$12,134	$—	$—	$12,134

	At December 31, 2018 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$2,745	—	—	$2,745
Acquired:	3,894	—	—	3,894
Total Impaired Loans	6,639	—	—	6,639

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	883	—	—	883
Total other real estate owned:	883	—	—	883
Total	$7,522	$—	$—	$7,522

As of September 30, 2019, and December 31, 2018, we estimated the fair value of impaired assets using Level 3 inputs to be $12.1 million and $7.5 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK, we have segmented the impaired loans and OREO into two components, impaired assets obtained as a result of loans originated by Old Line Bank (legacy) and impaired assets acquired from MB&T, WSB, Regal Bank, DCB and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired).

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Old Line Bancshares’ financial instruments not recorded at fair value on a recurring or non-recurring basis as of September 30, 2019 and December 31, 2018.  For short term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For net loans receivable, an exit price notion is used consistent with ASC Topic 820-Fair Value Measurement. For financial liabilities such as noninterest-bearing demand, interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	September 30, 2019 (in thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$47,001	$47,001	$47,001	$—	$—
Loans receivable, net	2,473,922	2,478,723	—	—	2,478,723
Loans held for sale	22,534	22,669	—	22,669	—
Equity Securities at cost	10,887	10,887	—	10,887	—
Accrued interest receivable	7,961	7,961	—	1,650	6,311
Liabilities:
Deposits:
Non-interest-bearing	620,136	620,136	—	620,136	—
Interest bearing	1,793,209	1,810,152	—	1,810,152	—
Short term borrowings	204,379	204,379	—	204,379	—
Long term borrowings	38,569	38,569	—	38,569	—
Accrued interest payable	2,453	2,453	—	2,453	—

	December 31, 2018 (in thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$44,501	$44,501	$44,501	$—	$—
Loans receivable, net	2,409,228	2,383,673	—	—	2,383,673
Loans held for sale	11,564	11,860	—	11,860	—
Equity Securities at cost	11,151	11,151	—	11,151	—
Accrued interest receivable	7,959	7,959	—	1,393	6,566
Liabilities:
Deposits:
Non-interest-bearing	559,060	559,060	—	559,060	—
Interest bearing	1,736,989	1,752,883	—	1,752,883	—
Short term borrowings	228,185	228,185	—	228,185	—
Long term borrowings	38,371	38,371	—	38,371	—
Accrued interest payable	2,845	2,845	—	2,845	—

9.	SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). At September 30, 2019, we had $180.0 million outstanding in short term FHLB borrowings, compared to $190.0 million at December 31, 2018. At September 30, 2019 and December 31, 2018, we had no unsecured promissory notes and $24.4 million and $38.2 million, respectively, in secured promissory notes.

Securities Sold Under Agreements to Repurchase

To support the $24.4 million in repurchase agreements at September 30, 2019, we have provided collateral in the form of investment securities. At September 30, 2019 we have pledged $120.8 million in U.S. government agency securities and MBS to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $24.4 million mature daily and will remain fully collateralized until the account has been closed or terminated.

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

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.3 million (net of $2.4 million fair value adjustment) at September 30, 2019 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.3 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.1 million) maturing on December 14, 2035.

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

The tables below summarizes our net lease cost:

The operating lease costs expense were as follows:

Three months ended September 30, 2019	$744,472
Nine Months ended September 30, 2019	$2,185,178

Supplemental cash flow information related to leases was as follows:

Three months ended September 30,	2019

Operating cash flows from operating leases	$670,716

Right-of-use assets obtained in exchange for lease
Operating leases	$466,526

Nine months ended September 30,

Operating cash flows from operating leases	$1,948,934

Right-of-use assets obtained in exchange for lease
Operating leases	$1,356,776

Supplemental balance sheet information related to leases was as follows:

Nine months ended September 30, 2019	2019

Operating lease right-of-use assets	$27,743,459

Lease liabilities	$28,276,343

Weighted Average Remaining Operating Lease Term In Years	12.68

Weighted Average Discount Rate on Operating Leases	3.00%

Maturities of lease liabilities were as follows: (includes extensions of leases)

Operating
Leases

One year or less	$1,902,749
One to three years	4,080,198
Three to five years	4,238,506
Thereafter	18,501,545
Total undiscounted cash flows	28,722,998
Discount of cash flows	(446,655)
Total lease liability	$28,276,343

12.	PENDING ACQUISITION

On July 23, 2019, Old Line Bancshares, Old Line Bank, Wesbanco, and Wesbanco Bank, Inc. (“WesBanco Bank”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which WesBanco will acquire Old Line Bancshares for consideration of approximately $500 million in stock (based on the closing price of WesBanco common stock on July 22, 2019). The Merger Agreement, which has been approved by the Boards of Directors of both companies and both banks, also provides that Old Line Bank will be merged with and into WesBanco Bank immediately following the completion of the Merger. All required stockholder approvals of Wesbanco and Old Line Bancshares were obtained on October 29, 2019.

Consummation of the Merger is subject to certain conditions, including, among others, the receipt of all required regulatory approvals. Please refer to our Current Report on Form 8-K filed on July 24, 2019, for further information and details relating to the Merger Agreement.

We expect that the Merger will be consummated during the fourth quarter of 2019.

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

Proposed Merger with WesBanco, Inc.

On July 23, 2019, the Company, Old Line Bank, Wesbanco, Inc. (“WesBanco”), and Wesbanco Bank, Inc. (“WesBanco Bank”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which WesBanco will acquire the Company for consideration of approximately $500 million in stock (based on the closing price of WesBanco common stock on July 22, 2019) (the “Merger”). The Merger Agreement, which has been approved by the Boards of Directors of both companies and both banks, also provides that Old Line Bank will be merged with and into WesBanco Bank immediately following the completion of the Merger. All required stockholder approvals of Wesbanco and Old Line Bancshares were obtained on October 29, 2019.

Consummation of the Merger is subject to certain conditions, including, among others, the receipt of all required regulatory approvals. Please refer to our Current Report on Form 8-K filed on July 24, 2019, for further information and details relating to the Merger Agreement.

We expect that the Merger will be consummated during the fourth quarter of 2019. References to our expectations, goals, and strategies, and similar statements, in this report with respect to periods that would occur after this time should be understood to be applicable only if the Merger is not consummated.

Summary of Recent Performance and Other Activities

Net income increased $919 thousand, or 11.12%, to $9.2 million for the three months ended September 30, 2019, compared to $8.3 million for the three-month period ended September 30, 2018. Earnings were $0.54 per basic and diluted common share for the three months ended September 30, 2019, compared to $0.49 per basic and $0.48 per diluted common share for the three months ended September 30, 2018. The increase in net income for the third quarter of 2019 as compared to the same 2018 period is primarily the result of a $1.8 million decrease in non-interest expenses and a $1.3 million increase in non-interest income, partially offset by a $1.3 million decrease in net interest income. Net income for the 2018 period included $2.3 million ($1.5 million net of taxes) of merger-related expenses (or $0.09 per basic and diluted common share) in connection with the Company’s acquisition of BYBK in April 2018.

Net income was $26.6 million for the nine months ended September 30, 2019, compared to $17.1 million for the same period last year, an increase of $9.5 million, or 55.96%. Earnings were $1.56 per basic and $1.55 per diluted common share for the nine months ended September 30, 2019, compared to $1.12 per basic and $1.10 per diluted common share for the same period last year. The increase in net income is primarily the result of increases of $4.5 million in net interest income and $2.3 million in non-interest income and a decrease of $4.9 million in non-interest expenses. Included in net income for the 2018 period was $9.4 million ($7.6 million net of taxes, or $0.50 per basic and diluted common share) for merger-related expenses associated with the acquisition of BYBK.

The following highlights contain additional financial data and events that have occurred during the three- and nine-month periods ended September 30, 2019:

•	Average gross loans increased $49.9 million, or 2.08%, and $302.3 million, or 14.20%, respectively, to $2.4 billion for each of the three- and nine-month periods ended September 30, 2019, compared to $2.1 billion and $2.4 billion, respectively, during the three and nine months ended September 30, 2018.

•	Loans originated and sold in the secondary market were $120.5 million for the nine months ended September 30, 2019 compared to $77.1 million for the same nine-month period last year, resulting in an increase in income on marketable loans of $987 thousand compared to the same period last year.

•	Total yield on interest earning assets increased to 4.68% for the nine months ended September 30, 2019, compared to 4.60% for the same period last year. Conversely, total yield on interest earning assets decreased to 4.61% for the three-month period ended September 30, 2019, compared to 4.69% for the corresponding 2018 period.

•	Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.19% and 9.24%, respectively, for the three months ended September 30, 2019, compared to ROAA and ROAE of 1.12% and 8.89%, respectively, for the third quarter of 2018.

•	ROAA and ROAE were 1.17% and 9.14%, respectively, for the nine months ended September 30, 2019, compared to ROAA and ROAE of 0.87% and 7.31%, respectively, for the nine months ended September 30, 2018.

•	Total assets increased $146.8 million, or 4.98%, during the nine months ended September 30, 2019, primarily due to increases of $64.7 million in loans held for investment and $48.8 million in our investment securities available for sale and the addition of $27.7 million for an operating lease right of use asset.

•	Total deposits grew by $117.3 million, or 5.11%, since December 31, 2018 with $61.1 million of the growth occurring in non-interest bearing deposits.

•	We ended the third quarter of 2019 with a book value of $23.38 per common share and a tangible book value of $17.02 per common share compared to $21.77 and $15.39, respectively, at December 31, 2018.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three- and nine-month periods ended September 30, 2019 compared to same periods in 2018 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change

Net income	$9,184	$8,265	$919	11.12%
Interest income	31,347	30,753	594	1.93
Interest expense	7,798	5,867	1,931	32.91
Net interest income before provision for loan losses	23,549	24,886	(1,337)	(5.37)
Provision for loan losses	456	308	148	48.05
Non-interest income	4,057	2,805	1,252	44.63
Non-interest expense	14,834	16,662	(1,828)	(10.97)
Average total loans	2,446,911	2,397,054	49,857	2.08
Average interest earning assets	2,730,825	2,628,566	102,259	3.89
Average total interest bearing deposits	1,753,114	1,658,060	95,054	5.73
Average non-interest bearing deposits	631,578	601,559	30,019	4.99
Net interest margin	3.48%	3.81%		(8.66)
Return on average assets	1.19%	1.12%		6.25
Return on average equity	9.24%	8.89%		3.94
Basic earnings per common share	$0.54	$0.49	$0.05	10.20
Diluted earnings per common share	0.54	0.48	0.06	12.50

	Nine months ended September 30,
	(Dollars in thousands)
	2019	2018	$ Change	% Change

Net income	$26,600	$17,056	$9,544	55.96%
Interest income	93,960	80,246	13,714	17.09
Interest expense	23,632	14,369	9,263	64.47
Net interest income before provision for loan losses	70,328	65,877	4,451	6.76
Provision for loan losses	943	1,235	(292)	(23.64)
Non-interest income	10,078	7,788	2,290	29.40
Non-interest expense	43,815	48,732	(4,917)	(10.09)
Average total loans	2,431,180	2,128,896	302,284	14.20
Average interest earning assets	2,717,239	2,360,680	356,559	15.10
Average total interest bearing deposits	1,748,184	1,462,088	286,096	19.57
Average non-interest bearing deposits	598,365	558,923	39,442	7.06
Net interest margin	3.52%	3.79%		(7.12)
Return on average assets	1.17%	0.87%		34.48
Return on average equity	9.14%	7.31%		25.03
Basic earnings per common share	$1.56	$1.12	$0.44	39.29
Diluted earnings per common share	1.55	1.10	0.45	40.91

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

We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, Internet banking with online account access and bill pay service, and mobile banking. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We will continue to evaluate cost effective ways that technology can enhance our management capabilities, products and services.

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

Although the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) had been slowly increasing the federal funds rate (which in turn increases market interest rates) between December 2015 and the end of 2018, interest rates at the beginning of 2019 were still low compared to typical interest rates before the 2007-2009 recession, and the Federal Reserve Board has cut interest rates three times during 2019. Given the resulting expectation that interest rates will, therefore, remain at historically low levels during the remainder of 2019, we believe that we can continue to grow total loans during the remainder of 2019 even given certain economic indicators and economic predictions of a coming economic slowdown or recession, although this may not come to fruition if the economy experiences a more severe slowdown than we anticipate. We also believe that we can continue to grow total deposits during the remainder of 2019 despite the expected continuation of historically low interest rate levels. As a result of this expected growth, we expect that net interest income will continue to increase during the fourth quarter of 2019, although there can be no guarantee that this will be the case.

We also expect to incur merger-related expenses during the fourth quarter of 2019 as a result of the pending Merger [. We also expect that salaries and benefits expenses and occupancy and equipment expenses will continue to be higher for 2019 and going forward generally than they were in 2018 as a result of including the expenses related to the employees and branches that we acquired in the BYBK merger. Such expenses may increase even further if we selectively take the opportunity to add more business development talent, although we will continue to look for opportunities to reduce expenses. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2018, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2019.

Results of Operations for the Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

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

Net interest income before provision for loan losses for the three months ended September 30, 2019 decreased $1.3 million, or 5.37%, to $23.5 million from $24.9 million for the same period of 2018. As outlined in detail in the Rate/Volume Variance Analysis, this decrease was a result of an increase in interest expense, primarily due to an increase in the average interest rates on our deposits and borrowings, partially offset by an increase in total interest income, due to an increase in the average balance of our interest earning assets, partially offset by a decrease in the average yield on such assets, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $594 thousand, or 1.93%, to $31.3 million during the three months ended September 30, 2019 compared to $30.8 million during the three months ended September 30, 2018, primarily as a result of increases of $525 thousand in interest income on our investment securities available for sale and $68 thousand in interest and fees on our loans.

The increase in interest income on our investment securities is the result of increases in both their average balance and average yield. The average balance of our investment portfolio increased $56.0 million, or 23.96%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to increases in the average balance of our U.S. government agency securities. The average yield on the investment portfolio increased to 3.28% for the three months ended September 30, 2019 from 3.09% during the three months ended September 30, 2018, primarily due to higher yields on our U.S. government agency securities, MBS, and other securities.

The increase in interest and fees on loans is the result of a $49.9 million increase in the average balance of our loans, driven primarily by an increase in the average balance of our mortgage loans, partially offset by an eight basis point decrease in the average yield on our loans due primarily to lower yields on new commercial and mortgage loans.

The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended September 30, 2019 contributed an 11 basis point increase in interest income, compared to 13 basis points for the three months ended September 30, 2018.

Total interest expense increased $1.9 million, or 32.91%, to $7.8 million during the three months ended September 30, 2019 from $5.9 million for the same period of 2018, primarily as a result of a 36 basis point increase in the average interest rate paid on our interest bearing liabilities, which increased to 1.56% during the three months ended September 30, 2019, from 1.20% during the three months ended September 30, 2018. This increase was due to a 40 basis point increase in the average rate paid on our deposits, primarily as a result of increases in the rates paid on our time deposits but also as a result of increases in the rates paid on our money market and NOW accounts, and, to a lesser extent, a 36 basis point increase in the average rate paid on our borrowings quarter over quarter, primarily as a result of the higher rate paid on our FHLB borrowings. The increases in the average rates paid on both our deposits and our FHLB borrowings is the result of us paying higher rates as a result of Federal Reserve Board rate increases implemented during 2018; the two decreases in the federal funds rate through September 30, 2019, did not result in a corresponding decrease in the average rates paid on our deposits as market interest rates have continued to increase despite these recent cuts.

Despite a $46.0 million, or 2.37%, increase in the average balance of our interest bearing liabilities, changes in the mix of these liabilities contributed to a slight overall decrease in interest expense as a result of changes in the average balance of such liabilities. In particular, while our average time deposits increased $118.2 million, or 15.6%, the average balance of our borrowings decreased $49.0 million, or 17.3%, period over period; because the average rate on our borrowings is significantly higher than the average rate paid on our deposits, the overall impact of these volume changes was a small decrease in total interest expense for the 2019 period.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. Average non-interest bearing deposits increased $30.0 million to $631.6 million for the three months ended September 30, 2019, compared to $601.6 million for the three months ended September 30, 2018.

Our net interest margin decreased to 3.48% for the three months ended September 30, 2019 from 3.81% for the three months ended September 30, 2018. The net interest margin decreased due to the increase in the average rate paid on our interest bearing liabilities and the decline in the average yield on our interest earning assets, which decreased eight basis points from 4.69% for the quarter ended September 30, 2018 to 4.61% for the quarter ended September 30, 2019.

The net interest margin during the 2019 period was positively affected by the amount of accretion on acquired loans. Accretion decreased due to a lower amount of early payoffs on acquired loans with fair value marks during the three months ended September 30, 2019 compared to the same period of 2018. The fair value accretion/amortization is recorded on pay-downs recognized during the quarter, which contributed 11 basis points for the three months ended September 30, 2019 compared to 14 basis points for the three months ended September 30, 2018.

During the three months ended September 30, 2019 and 2018, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion decreased by $197 thousand for the three months ended September 30, 2019, compared to the same period last year. The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended September 30,
	2019		2018
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$116,166	0.02%	$113,378	0.02%
Mortgage loans	430,796	0.06	620,664	0.09
Consumer loans	106,316	0.02	110,220	0.02
Interest bearing deposits	64,630	0.01	70,157	0.01
Total accretion	$717,908	0.11%	$914,419	0.14%

Average Balances, Yields and Net Interest Margin Analysis. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2019 and 2018, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2019			2018
	Average		Yield/	Average		Yield/
Three months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$559,247	$2,964	2.10%	$952,087	$3,645	1.52%
Interest bearing deposits (1)	1,763,347	3,457	0.78	3,813,051	34,902	3.63
Investment securities (1)(2)
U.S. Treasury	2,990,893	17,087	2.27	3,008,239	17,453	2.30
U.S. government agency	64,684,335	557,867	3.42	14,152,697	95,222	2.67
Corporate bonds	18,606,348	258,924	5.52	14,618,051	200,393	5.44
Foreign bonds	6,282,609	41,318	2.61	3,500,000	21,601	2.45
Mortgage backed securities	108,940,000	593,737	2.16	107,063,440	563,384	2.09
Municipal securities	77,846,475	625,756	3.19	79,535,757	640,470	3.19
Other equity securities	10,259,800	298,533	11.54	11,754,944	279,052	9.42
Total investment securities	289,610,460	2,393,222	3.28	233,633,128	1,817,575	3.09
Loans(1)
Commercial	336,516,694	3,890,791	4.59	325,406,078	3,844,213	4.69
Mortgage real estate	2,069,258,513	24,753,504	4.75	2,015,218,388	24,438,610	4.81
Consumer	41,135,973	698,692	6.74	56,429,628	955,621	6.72
Total loans	2,446,911,180	29,342,987	4.76	2,397,054,094	29,238,444	4.84
Allowance for loan losses	8,018,971	—		6,885,911	—
Total loans, net of allowance	2,438,892,209	29,342,987	4.77	2,390,168,183	29,238,444	4.85
Total interest earning assets(1)	2,730,825,263	31,742,630	4.61	2,628,566,449	31,094,566	4.69
Non-interest bearing cash	50,954,051			48,035,416
Goodwill and intangibles	108,464,503			110,861,142
Premises and equipment	68,481,420			43,626,501
Other assets	94,581,576			103,995,121
Total assets(1)	3,053,306,813			2,935,084,629
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	209,675,468	88,590	0.17	224,657,254	107,608	0.19
Money market and NOW	670,171,158	1,192,205	0.71	678,323,856	968,323	0.57
Time deposits	873,267,184	4,839,111	2.20	755,079,192	3,022,855	1.59
Total interest bearing deposits	1,753,113,810	6,119,906	1.38	1,658,060,302	4,098,786	0.98
Borrowed funds	234,165,450	1,678,093	2.84	283,169,572	1,768,532	2.48
Total interest bearing liabilities	1,987,279,260	7,797,999	1.56	1,941,229,874	5,867,318	1.20
Non-interest bearing deposits	631,577,580			601,558,786
	2,618,856,840			2,542,788,660
Other liabilities	40,290,606			23,355,099
Stockholders’ equity	394,159,367			368,940,870
Total liabilities and stockholders’ equity	$3,053,306,813			$2,935,084,629
Net interest spread(1)			3.05			3.49
Net interest margin(1)		$23,944,631	3.48%		$25,227,248	3.81%

__________________

(1)	Interest income is presented on a fully taxable equivalent (“FTE”) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended September 30, 2019 and 2018. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended September 30,
	2019 compared to 2018
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(681)	$1,832	$(2,513)
Interest bearing deposits	(31,445)	(26,821)	(4,624)
Investment Securities(1)
U.S. Treasury	(366)	(334)	(32)
U.S. government agency	462,645	110,333	352,312
Corporate bonds	58,530	10,547	47,983
Foreign bonds	19,717	4,863	14,854
Mortgage backed securities	30,353	27,012	3,341
Municipal securities	(14,714)	(3,660)	(11,054)
Other	19,482	79,217	(59,735)
Loans:(1)
Commercial	46,578	(153,796)	200,374
Mortgage	314,894	(664,664)	979,558
Consumer	(256,929)	10,857	(267,786)
Total interest income (1)	648,064	(604,614)	1,252,678

Interest bearing liabilities
Savings	(19,018)	(16,645)	(2,373)
Money market and NOW	223,882	244,154	(20,272)
Time deposits	1,816,256	1,647,111	169,145
Borrowed funds	(90,439)	402,566	(493,005)
Total interest expense	1,930,681	2,277,186	(346,505)

Net interest income(1)	$(1,282,617)	$(2,881,800)	$1,599,183

__________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2019 was $456 thousand, an increase of $148 thousand, or 48.11%, compared to $308 thousand for the three months ended September 30, 2018. This increase was due to loan growth.

Management identified additional probable losses in the loan portfolio and recorded $371 thousand in charge-offs during the three-month period ended September 30, 2019, compared to $107 thousand in charge-offs for the three months ended September 30, 2018. We recognized recoveries of $26 thousand during the three months ended September 30, 2019 compared to recoveries of $74 thousand during the same period of 2018.

The allowance for loan losses to gross loans held for investment was 0.32% and 0.31%, and the allowance for loan losses to non-accrual loans was 106.26% and 160.42%, at September 30, 2019 and December 31, 2018, respectively. The decrease in the allowance for loan losses to non-accrual loans is primarily the result of an increase in our non-accrual loans.

Non-interest Income. Non-interest income increased $1.3 million, or 44.64%, to $4.1 million for the three months ended September 30, 2019, from the corresponding period of 2018 amount of $2.8 million.

The following table outlines the amounts of and changes in non-interest income for the three-month periods.

	Three months ended September 30,
	2019	2018	$ Change	% Change
Service charges on deposit accounts	$316,783	$342,012	$(25,229)	(7.38)%
Wire transfer fees	26,865	36,743	(9,878)	(26.88)
ATM Income	365,654	349,795	15,859	4.53
POS sponsorship program	688,188	711,577	(23,389)	(3.29)
Gain on sales or calls of investment securities	544,259	—	544,259	100.00
Earnings on bank owned life insurance	528,512	520,785	7,727	1.48
Gain on disposal of assets	—	(1,100)	1,100	100.00
Write down on stock	—	(91,498)	91,498	100.00
Rental income	214,315	204,714	9,601	4.69
Income on marketable loans	990,474	411,850	578,624	140.49
Other fees and commissions	382,447	320,457	61,990	19.34
Total non-interest income	$4,057,497	$2,805,335	$1,252,162	44.64%

Non-interest income increased during the 2019 period primarily as a result of increases in income on marketable loans and gain on sales or calls of investment securities.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans increased $579 thousand during the three months ended September 30, 2019, compared to the same period last year due to an increase in gains recorded on the sale of residential mortgage loans as a result of a $25 million increase in the volume of mortgage loans sold in the secondary market, which resulted in an increase in the aggregate dollar amount of premiums we received for such sales compared to the same period last year. The residential mortgage division sold loans in the secondary market aggregating $53.3 million during the third quarter of 2019 compared to $28.7 million for the same period last year.

Gain on sales or calls of investment securities increased $544 thousand during the three months ended September 30, 2019, compared to the same period last year, which resulted from the calls of approximately $29.8 million of our callable agencies during the three months ended September 30, 2019 compared to no such calls for the same period last year.

Non-interest Expense. Non-interest expense decreased $1.8 million, or 10.97%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended September 30,
	2019	2018	$ Change	% Change
Salaries and benefits	$7,717,352	$7,491,736	$225,616	3.01%
Occupancy and equipment	2,337,124	2,349,691	(12,567)	(0.53)
Data processing	782,593	659,926	122,667	18.59
FDIC insurance and State of Maryland assessments	62,535	278,109	(215,574)	(77.51)
Merger related expenses	—	2,282,705	(2,282,705)	100.00
Core deposit premium amortization	654,046	663,685	(9,639)	(1.45)
Loss on sale of other real estate owned	—	26,266	(26,266)	100.00
OREO expense	59,272	(99,957)	159,229	(159.30)
Director fees	166,050	172,550	(6,500)	(3.77)
Network services	119,144	127,226	(8,082)	(6.35)
Telephone	221,293	269,070	(47,777)	(17.76)
Other operating	2,715,009	2,441,331	273,678	11.21
Total non-interest expenses	$14,834,418	$16,662,338	$(1,827,920)	(10.97)%

Non-interest expenses decreased quarter over quarter primarily as a result of the lack of merger-related expenses during the 2019 period compared to $2.3 million in merger and integration expenses during the three months ended September 30, 2018 from the BYBK acquistion, partially offset by increases of $226 thousand in salaries and employee benefits, $274 thousand in other operating expenses and $123 thousand in data processing for the three months ended September 30, 2019 compared to the same period of 2018.

Other operating expenses, a noted above, increased $274 thousand quarter over quarter. These expenses include, for example, office supplies, software expense, and marketing and advertising expenses.

Data processing expenses increased as a result of additional customer transactions quarter over quarter.

Income Taxes. We had income tax expense of $3.1 million (25.43% of pre-tax income) for the three months ended September 30, 2019 compared to income tax expense of $2.5 million (22.91% of pre-tax income) for the same period of 2018. The effective tax rate increased for the 2019 period primarily due to an increase in our tax-exempt earnings for the three months ended September 30, 2019 compared to same period last year.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.

Net interest income before provision for loan losses for the nine months ended September 30, 2019 increased $4.5 million, or 6.76%, to $70.3 million from $65.9 million for the same period of 2018. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, primarily due to an increase in loan interest income resulting from increases in the average balance of and, to a lesser extent, the average yield on, our loans, partially offset by an increase in interest expense resulting from increases in the average rate on and, to a lesser extent, the average balance of, our interest bearing liabilities, all as discussed further below.

Total interest income increased $13.7 million, or 17.09%, to $94.0 million during the nine months ended September 30, 2019 compared to $80.2 million during the nine months ended September 30, 2018, primarily as a result of an $11.9 million increase in interest and fees on loans. The increase in interest and fees on loans is primarily the result of a $302.3 million increase in the average balance of our loans during the nine months ended September 30, 2019 compared to the same period of 2018, as a result of both organic growth and the loans acquired in the BYBK acquisition. In addition, the average yield on the loan portfolio increased to 4.68% for the nine months ended September 30, 2019 from 4.76% during the nine months ended September 30, 2018 due primarily to higher yields on new mortgage loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs contributed a 12 basis point increase in interest income for each of the nine-month periods ended September 30, 2019 and 2018.

A $1.8 million increase in interest earned on investment securities also contributed to the increase in total interest income. This increase was the result of an increase in the average balance of our investment securities, primarily in our U.S. government agency securities, and, to a lesser extent, an increase in the average yield on our investment securities. The average yield on our investment securities increased 25 basis points for nine months ended September 30, 2019 compared to the same period of 2018, primarily as a result of increases in the average rate on our MBS and our U.S. government agency securities.

Total interest expense increased $9.3 million, or 64.46%, to $23.6 million during the nine months ended September 30, 2019 from $14.4 million for the same period of 2018, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 1.57% during the nine months ended September 30, 2019 from 1.11% during the nine months ended September 30, 2018, due primarily to higher interest rates paid on our time deposits, although the average rate increased on all of our interest bearing liabilities period over period. The fair value accretion recorded on acquired deposits also affects interest expense, however, the benefit from accretion on such deposits was one basis point for both nine-month periods ended September 30, 2019 and 2018.

The average balance of our interest bearing liabilities increased $280.8 million, or 16.21%, to $2.0 billion for the nine months ended September 30, 2019 from $1.7 billion for the nine months ended September 30, 2018, as a result of a $286.1 million, or 19.57%, increase in our average interest bearing deposits, partially offset by a decrease in our average borrowings of $5.3 million, or 1.98%, period over period. The increase in the average balance of our interest bearing deposits is primarily due to the deposits that we acquired in the BYBK acquisition. The decrease in the average balance of our borrowings is primarily due to the reduction of short-term FHLB advances.

Average non-interest bearing deposits increased $39.4 million to $598.4 million for the nine months ended September 30, 2019, compared to $558.9 million for the nine months ended September 30, 2018 as a result of the non-interest bearing deposits that we acquired in the BYBK acquisition and the successful efforts of our commercial loan officers and business development officers in working with loan clients to move their commercial deposits to Old Line Bank.

Our net interest margin decreased to 3.52% for the nine months ended September 30, 2019 from 3.79% for the nine months ended September 30, 2018. The net interest margin decreased due to an increase in the average rate paid on our interest bearing liabilities, partially offset by the improvement in the yield on average interest earning assets, which increased eight basis points from 4.60% for the nine months ended September 30, 2018 to 4.68% for the nine months ended September 30, 2019, as well as an increase in non-interest bearing deposits as a source of funding. The net interest margin during 2019 was also positively affected by the amount of accretion on acquired loans. Accretion increased due to a higher amount of early payoffs on acquired loans with fair value marks during the nine months ended September 30, 2019 compared to the same period of 2018. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which payoffs contributed a 12 basis point increase in interest income for both nine-month periods ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019 and 2018, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $260 thousand for the nine months ended September 30, 2019, as compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks and the higher level of acquired loans with accreting marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Nine months ended September 30,
	2019		2018
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$327,537	0.02%	$370,902	0.02%
Mortgage loans	1,718,730	0.08	1,451,314	0.08
Consumer loans	415,002	0.02	334,338	0.02
Interest bearing deposits	176,339	0.01	221,221	0.01
Total accretion	$2,637,608	0.13%	$2,377,775	0.13%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2019 and 2018, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2019			2018
	Average		Yield/	Average		Yield/
Nine months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$818,886	$11,980	1.96%	$641,625	$7,287	1.52%
Interest bearing deposits (1)	1,845,457	5,590	0.40	4,556,328	34,909	1.02
Investment securities (1)(2)
U.S. Treasury	2,990,327	51,492	2.30	3,184,060	46,190	1.94
U.S. government agency	64,245,263	1,666,856	3.47	13,957,146	278,303	2.67
Corporate bonds	19,727,097	776,942	5.27	13,383,969	607,601	5.10
Foreign bonds	3,732,601	93,963	3.37	3,500,000	35,979	3.15
Mortgage backed securities	110,809,163	1,933,777	2.33	108,259,016	1,690,299	2.09
Municipal securities	78,431,991	1,893,998	3.23	79,767,641	1,927,042	3.23
Other equity securities	11,315,717	966,635	11.42	10,945,092	894,447	10.93
Total investment securities	291,252,159	7,383,663	3.39	232,996,924	5,479,861	3.14
Loans(1)
Commercial	345,513,339	12,058,838	4.67	285,941,800	10,273,526	4.88
Mortgage real estate	2,040,608,972	73,292,120	4.80	1,783,718,356	62,548,306	4.61
Consumer	45,057,835	2,380,670	7.06	59,235,553	2,945,729	6.62
Total loans	2,431,180,146	87,731,628	4.68	2,128,895,709	75,767,561	4.76
Allowance for loan losses	7,857,731	—		6,410,911	—
Total loans, net of allowance	2,423,322,415	87,731,628	4.84	2,122,484,798	75,767,561	4.77
Total interest earning assets(1)	2,717,238,917	95,132,861	4.68	2,360,679,675	81,289,618	4.60
Non-interest bearing cash	48,947,806			44,005,578
Goodwill and intangibles	109,120,518			81,303,285
Premises and equipment	60,560,567			42,778,668
Other assets	96,357,244			90,534,120
Total assets(1)	3,032,225,052			2,619,301,326
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	211,652,678	272,999	0.17	193,371,948	245,133	0.17
Money market and NOW	663,793,362	3,631,025	0.73	616,787,570	2,478,336	0.54
Time deposits	872,737,680	13,936,209	2.13	651,928,973	6,828,286	1.40
Total interest bearing deposits	1,748,183,720	17,840,233	1.36	1,462,088,491	9,551,755	0.87
Borrowed funds	264,092,084	5,791,436	2.93	269,426,578	4,817,613	2.39
Total interest bearing liabilities	2,012,275,804	23,631,669	1.57	1,731,515,069	14,369,368	1.11
Non-interest bearing deposits	598,365,381			558,923,100
	2,610,641,185			2,290,438,169
Other liabilities	32,675,582			17,072,083
Stockholders’ equity	388,908,285			311,791,074
Total liabilities and stockholders’ equity	$3,032,225,052			$2,619,301,326
Net interest spread(1)			3.11			3.49
Net interest margin(1)		$71,501,192	3.52%		$66,920,250	3.79%

__________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the nine months ended September 30, 2018 and 2017. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Nine months ended September 30,
	2019 compared to 2018
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$4,693	$2,733	$1,960
Interest bearing deposits	(29,319)	(16,889)	(12,430)
Investment Securities(1)
U.S. Treasury	5,302	8,785	(3,483)
U.S. government agency	1,388,553	139,583	1,248,970
Corporate bond	169,341	(110,599)	279,940
Foreign bonds	57,984	56,061	1,923
Mortgage backed securities	243,478	211,781	31,697
Municipal securities	(33,044)	(1,048)	(31,996)
Other	72,188	46,305	25,883
Loans:(1)
Commercial	1,785,312	(386,958)	2,172,270
Mortgage	10,743,814	1,974,587	8,769,227
Consumer	(565,059)	218,612	(783,671)
Total interest income (1)	13,843,243	2,142,953	11,700,290

Interest bearing liabilities
Savings	27,866	5,525	22,341
Money market and NOW	1,152,689	995,635	157,054
Time deposits	7,107,923	4,793,191	2,314,732
Borrowed funds	973,823	1,093,101	(119,278)
Total interest expense	9,262,301	6,887,452	2,374,849

Net interest income(1)	$4,580,942	$(4,744,499)	$9,325,441

__________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2019 was $943 thousand, a decrease of $292 thousand, or 23.66%, compared to $1.2 million for the nine months ended September 30, 2018. This decrease is due to the fact that existing reserves were generally adequate to cover the increase in the loan portfolio during the nine-month period, as well as the fact that some loans for which we had a specific loan reserve at December 31, 2018 were paid off during the nine months ended September 30, 2019.

Management identified additional probable losses in the loan portfolio and recorded $537 thousand in charge-offs for the nine months ended September 30, 2019 compared to charge-offs of $273 thousand for the nine months ended September 30, 2018. We recognized recoveries of $124 thousand during the nine months ended September 30, 2019 compared to $98 thousand for the same period of 2018.

Non-interest Income. Non-interest income totaled $10.1 million for the nine months ended September 30, 2019, an increase of $2.3 million, or 29.40%, from the corresponding period of 2018 amount of $7.8 million.

The following table outlines the amounts of and changes in non-interest income for the nine-month periods.

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Service charges on deposit accounts	$950,397	$926,343	$24,054	2.60%
Wire transfer fees	87,664	98,887	(11,223)	(11.35)
ATM income	1,011,124	1,002,783	8,341	0.83
POS Sponsorship program	1,925,005	1,385,079	539,926	38.98
Gain on sales or calls of investment securities	560,186	—	560,186	100.00
Earnings on bank owned life insurance	1,547,445	1,274,777	272,668	21.39
Gain on disposal of assets	32,599	13,266	19,333	145.73
Loss on sale of stock	—	(152,496)	152,496	100.00
Rental income	644,945	602,208	42,737	7.10
Income on marketable loans	2,329,160	1,342,201	986,959	73.53
Other fees and commissions	989,523	1,295,359	(305,836)	(23.61)
Total non-interest income	$10,078,048	$7,788,407	$2,289,641	29.40%

Non-interest income increased during the 2019 period compared to the 2018 period primarily as a result of increases of $540 thousand in income from our point of sale (“POS”) sponsorship program, which was not in place during the first quarter of 2018, $987 thousand in income on marketable loans, $560 thousand in gain on sales or calls of investment securities, and $273 thousand in earnings on bank owned life insurance, partially offset by a decrease of $306 thousand in other fees and commissions.

Income on marketable loans increased $987 thousand during the nine months ended September 30, 2019, compared to the same period last year due to an increase in gains recorded on the sale of residential mortgage loans primarily as a result of a higher volume of loans sold in the secondary market. The residential mortgage division originated loans aggregating $122.3 million for sale in the secondary market during the nine months ended September 30, 2019 compared to $76.7 million for the same period last year.

Gain on sales or calls of investment securities increased $560 thousand during the 2019 period compared to the 2018 period, which resulted from the calls on approximately $49.2 million of our callable U.S. government agency securities during the nine months ended September 30, 2019 compared to no such calls for the same period last year.

The increase in earnings on bank owned life insurance is due to the $16.3 million of bank owned life insurance that we acquired in the BYBK merger.

Other fees and commissions decreased $306 thousand during the nine months ended September 30, 2019, compared to the same period last year, primarily due to the receipt of a one-time bonus on our annuity plan during the nine months ended September 30, 2018, for which we had no corresponding income for the nine months ended September 30, 2019.

Non-interest Expense. Non-interest expense decreased $4.9 million, or 10.09%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Salaries and benefits	$22,451,706	$20,178,521	$2,273,185	11.27%
Occupancy and equipment	7,185,918	6,572,733	613,185	9.33
Data processing	2,270,503	1,971,747	298,756	15.15
FDIC insurance and State of Maryland assessments	571,151	786,506	(215,355)	(27.38)
Merger and integration	—	9,404,507	(9,404,507)	100.00
Core deposit premium amortization	1,961,631	1,516,734	444,897	29.33
Loss on sale of other real estate owned	—	80,738	(80,738)	(100.00)
OREO expense	126,771	113,032	13,739	12.15
Director fees	515,550	539,750	(24,200)	(4.48)
Network services	349,908	302,038	47,870	15.85
Telephone	702,990	725,976	(22,986)	(3.17)
Other operating	7,678,720	6,539,421	1,139,299	17.42
Total non-interest expenses	$43,814,848	$48,731,703	$(4,916,855)	(10.09)%

Non-interest expenses decreased period over period primarily as a result of our having no merger and integration expenses during the nine months ended September 30, 2019 compared to $9.4 million in merger and integration expenses during the same period last year from the BYBK acquisition, partially offset by increases in salaries and employee benefits, occupancy and equipment, core deposit premium amortization, data processing, and other operating expenses.

Salaries and employee benefits increased $2.3 million and occupancy and equipment expenses increased $613 thousand period over period primarily as a result of the inclusion of expenses related to the staff and the branches, respectively, that we acquired in the BYBK acquisition for the entire nine-month period of 2019 compared to just approximately five and half months of such expenses for the nine months ended September 30, 2018.

Core deposit amortization increased $445 thousand for the nine-month period ended September 30, 2019 compared to the same period last year as a result of the higher amortization of premiums from deposits that we acquired in the BYBK acquisition.

Data processing expenses increased for the nine-month period ended September 30, 2019 compared to the same period last year as a result of additional customer transactions primarily due to the additional branches, and therefore additional customers, resulting from our acquisition of BYBK, which were included for the full 2019 period but for less than two-thirds of the 2018 period.

Other operating expenses increased $1.1 million due to increases in general operating costs, including marketing and advertising, sponsorships and donations, loan expenses, and software expense.

Income Taxes. We had income tax expense of $9.0 million (25.38% of pre-tax income) for the nine months ended September 30, 2019 compared to income tax expense of $6.6 million (28.03% of pre-tax income) for the same period of 2018. The effective tax rate decreased for the 2019 period primarily due to the non-deductible merger expenses we incurred during the nine months ended September 30, 2018, for which there was no corresponding expense for the nine months ended September 30, 2019.

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

Our investment securities at September 30, 2019 amounted to $268.5 million, an increase of $48.8 million, or 22.22%, from the December 31, 2018 amount of $219.7 million. As outlined above, at September 30, 2019, all such securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $1.5 million at September 30, 2019 (reflected as $1.1 million net of taxes) compared to net unrealized losses of $7.6 million (reflected as $5.5 million net of taxes) at December 31, 2018. The increase in the value of the investment securities is due to the decrease in market interest rates, which resulted in an increase in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $64.7 million, or 2.69%, during the nine months ended September 30, 2019, increasing to $2.5 billion at September 30, 2019 from $2.4 billion at December 31, 2018. Loan growth during 2019 was a result of net organic growth of $184.5 million, due to new commercial real estate loan originations, partially offset by $120.0 million in paydowns on previously-acquired loans. Commercial real estate loans increased by $103.0 million, residential real estate loans decreased by $14.0 million, commercial and industrial loans decreased by $11.9 million, and consumer loans decreased by $12.5 million from their respective balances at December 31, 2018.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas of Baltimore City and Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	September 30, 2019			December 31, 2018
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$309,452,786	$124,699,211	$434,151,997	$299,266,275	$140,892,706	$440,158,981
Investment	662,296,193	175,779,493	838,075,686	592,529,807	195,883,002	788,412,809
Hospitality	231,201,755	18,957,943	250,159,698	172,189,046	13,134,019	185,323,065
Land and A&D	81,167,986	7,034,455	88,202,441	71,908,761	21,760,867	93,669,628
Residential Real Estate
First Lien-Investment	127,305,162	40,180,391	167,485,553	104,084,050	48,483,340	152,567,390
First Lien-Owner Occupied	108,338,535	123,386,650	231,725,185	108,696,078	140,221,589	248,917,667
Residential Land and A&D	42,648,776	10,016,798	52,665,574	42,639,161	16,828,434	59,467,595
HELOC and Jr. Liens	22,149,070	35,570,762	57,719,832	20,749,184	41,939,123	62,688,307
Commercial and Industrial	255,088,072	64,195,020	319,283,092	239,766,662	91,431,724	331,198,386
Consumer	13,004,012	25,708,210	38,712,222	16,289,147	34,919,111	51,208,258
Total loans	1,852,652,347	625,528,933	2,478,181,280	1,668,118,171	745,493,915	2,413,612,086
Allowance for loan losses	(7,780,318)	(221,034)	(8,001,352)	(7,004,839)	(466,184)	(7,471,023)
Deferred loan costs, net	3,742,124	—	3,742,124	3,086,635	—	3,086,635
Net loans	$1,848,614,153	$625,307,899	$2,473,922,052	$1,664,199,967	$745,027,731	$2,409,227,698

__________________

(1)	As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

Bank Owned Life Insurance (“BOLI”). At September 30, 2019, we have invested $69.2 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank, Damascus and Bay Bank. BOLI increased $1.2 million during the nine months ended September 30, 2019 as a result of the interest earned on these policies. Gross earnings on BOLI were $1.5 million during the nine months ended September 30, 2019, which earnings were partially offset by $300 thousand in expenses associated with the policies, for total net earnings of $1.2 million. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our salary continuation agreements and supplemental life insurance agreements that we have entered into with our executive officers and that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $190 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank, Damascus or Bay Bank.

Annuity Plan. Our annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018. The annuity plan was valued at $6.2 million at September 30, 2019 and December 31, 2018.

Deposits. Deposits increased $117.3 million during the nine months ended September 30, 2019, to $2.4 billion at September 30, 2019 from $2.3 billion at December 31, 2018. This increase is comprised of a $61.1 million increase in our non-interest bearing deposits and a $56.2 million increase in our interest bearing deposits.

The following table outlines the changes in interest bearing deposits:

	September 30,	December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$867,525	$865,255	$2,270	0.26%
Interest bearing checking	717,115	657,061	60,054	9.14
Savings	208,569	214,673	(6,104)	(2.84)
Total	$1,793,209	$1,736,989	$56,220	3.24%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (“Promontory”). Through this deposit matching network and its certificate of deposit account registry service (“CDARS”) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2019, we had $40.1 million in CDARS and $165.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $47.9 million and $168.8 million, respectively, at December 31, 2018.

We do not currently have any brokered certificates of deposit other than CDARS. Old Line Bank did not obtain any brokered certificates of deposit during the nine months ended September 30, 2019. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short term borrowings consist of short term borrowings with the FHLB and short term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At September 30, 2019, we had $180.0 million outstanding in short term FHLB borrowings, compared to $190.0 million at December 31, 2018. At September 30, 2019 and December 31, 2018, we had no unsecured promissory notes and $24.4 million and $38.2 million, respectively, in secured promissory notes.

Long term borrowings at September 30, 2019 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.3 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.4 million fair value adjustment) that we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.3 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.1 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On September 30, 2019 we had $45.0 million in cash and due from banks, $1.6 million in interest bearing accounts, and $389 thousand in federal funds sold. As of December 31, 2018, we had $41.5 million in cash and due from banks, $2.1 million in interest bearing accounts, and $954 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the nine months ended September 30, 2019. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at September 30, 2019. In addition, Old Line Bank has $65.0 million in available lines of credit at September 30, 2019, consisting of overnight federal funds from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $742.3 million at September 30, 2019. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $446.3 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $24.4 million in repurchase agreements.

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

As of September 30, 2019, Old Line Bancshares’ capital levels were such that it remained characterized as “well capitalized” under the rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect decreases of $1.1 million and $1.5 million, respectively, which represents unrealized gains (after-tax for capital additions and pre-tax for asset additions, respectively) on MBS and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $8.0 million for the general loan loss reserve during the nine months ended September 30, 2019.

As of September 30, 2019, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the third quarter of 2019 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at September 30, 2019.

			Minimum capital		To be well
	Actual		adequacy(1)		capitalized
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$315,990	11.68%	$121,767	4.5%	$175,885	6.5%
Total capital (to risk weighted assets)	$324,169	11.98%	$216,474	8%	$270,593	10%
Tier 1 capital (to risk weighted assets)	$315,990	11.68%	$162,356	6%	$216,474	8%
Tier 1 leverage (to average assets)	$315,990	10.74%	$117,712	4%	$147,139	5%

__________________

(1)	Does not include the capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above other than the Tier leverage (to average assets) ratio.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $23.3 million at September 30, 2019 compared to $26.2 million at December 31, 2018. At September 30, 2019, we had $10.7 million and $12.6 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $13.0 million and $13.2 million, respectively, at December 31, 2018.

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

Applicable accounting guidance requires that if we experience a decrease in the expected cash flows of a loan subsequent to its acquisition date, we establish an allowance for loan losses for such acquired loan with decreased cash flows. At September 30, 2019, there was $221 thousand of allowance reserved for potential loan losses on acquired loans compared to $466 thousand at December 31, 2018.

Nonperforming Assets. As of September 30, 2019, our nonperforming assets totaled $9.5 million and consisted of $7.5 million of nonaccrual loans, $929 thousand of loans past due 90 days and still accruing and OREO of $1.1 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	September 30, 2019			December 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$—	$—
Investment	—	—	—	—	139,247	139,247
Residential Real Estate:
First Lien-Investment	—	83,391	83,391	—	—	—
First Lien-Owner Occupied	—	771,798	771,798	—	103,365	103,365
Commercial	58,665	—	58,665	—	—	—
Consumer	15,419	—	15,419	—	54	54
Total accruing loans 90 or more days past due	74,084	855,189	929,273	—	242,666	242,666
Non-accrued loans:
Commercial Real Estate
Owner Occupied	2,691,810	249,087	2,940,897	—	182,261	182,261
Investment	576,671	52,646	629,317	—	51,070	51,070
Land and A&D	—	10,000	10,000	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	392,490	130,973	523,463	192,501	292,758	485,259
First Lien-Owner Occupied	243,846	1,446,632	1,690,478	262,194	2,027,974	2,290,168
Land and A&D	284,179	199,234	483,413	277,704	201,737	479,441
HELOC and Jr. Liens	—	788,585	788,585	—	690,732	690,732
Commercial	336,179	10,435	346,614	191,388	45,269	236,657
Consumer	29,071	87,825	116,896	15,658	180,846	196,504
Total non-accrued past due loans:	4,554,246	2,975,417	7,529,663	939,445	3,717,647	4,657,092
Other real estate owned (“OREO”)	—	1,091,634	1,091,634	—	882,810	882,810
Total nonperforming assets	$4,628,330	$4,922,240	$9,550,570	$939,445	$4,843,123	$5,782,568
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$—	$1,476,072	$1,476,072	$—	$1,510,628	$1,510,628
Residential Real Estate:
First Lien-Owner Occupied	—	391,479	391,479	—	402,650	402,650
Commercial	323,747	64,385	388,132	349,387	67,791	417,178
Consumer	22,668	—	22,668	26,301	—	26,301
Total Accruing Troubled Debt Restructurings	$346,415	$1,931,936	$2,278,351	$375,688	$1,981,069	$2,356,757

The table below reflects our ratios of our nonperforming assets at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.25%	0.06%
Total nonperforming assets as a percentage of total assets	0.19%	0.04%
Total nonperforming assets as a percentage of total loans held for investment	0.25%	0.06%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.39%	0.24%
Total nonperforming assets as a percentage of total assets	0.31%	0.20%
Total nonperforming assets as a percentage of total loans held for investment	0.39%	0.24%

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2019 and December 31, 2018.

	September 30, 2019				December 31, 2018
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$2,691,810	$2,691,810	$70,802	—	$—	$—	$—
Investment	1	576,671	576,671	29,167	—	—	—	—
Residential Real Estate
First Lien-Investment	2	392,490	392,490	50,426	1	192,501	192,501	34,588
First Lien-Owner Occupied	2	243,846	243,846	1,248	2	262,194	262,194	1,413
Land and A & D	1	284,179	284,179	29,316	1	277,704	277,704	16,947
Commercial	4	336,179	336,179	19,412	3	191,388	191,388	6,052
Consumer	3	29,071	29,071	241	3	15,658	15,658	648
Total non-accrual loans	14	4,554,246	4,554,246	200,612	10	939,445	939,445	59,648
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	$268,416	$249,087	$42,378	3	$283,083	$182,261	$42,871
Investment	1	72,408	52,646	8,262	1	72,408	51,070	2,117
Land and A & D	1	293,376	10,000	191,064	1	328,851	45,000	176,212
Residential Real Estate
First Lien-Investment	2	131,636	130,973	3,109	3	298,187	292,758	16,682
First Lien-Owner Occupied	8	1,455,748	1,446,632	139,301	11	2,167,249	2,027,974	201,174
HELOC and Jr. Lien	11	802,140	788,585	35,908	2	701,430	690,732	23,529
Land and A & D	2	209,953	199,234	29,494	9	212,957	201,737	21,319
Commercial	1	10,647	10,435	271	1	48,750	45,269	3,107
Consumer	16	88,987	87,825	1,542	20	183,941	180,846	6,923
Total non-accrual loans	43	3,333,311	2,975,417	451,329	51	4,296,856	3,717,647	493,934
Total all non-accrued loans	57	$7,887,557	$7,529,663	$651,941	61	$5,236,301	$4,657,092	$553,582

__________________

(1)	U.S. GAAP requires that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a nonperforming loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at September 30, 2019 increased $3.6 million from December 31, 2018, due primarily to the addition of two commercial real estate loans aggregating $3.3 million.

Non-accrual acquired loans at September 30, 2019 decreased $742 thousand from December 31, 2018 due primarily to a residential mortgage loan that had previously been classified as non-accrual being paid off during 2019.

At September 30, 2019, there was no legacy OREO. Acquired OREO was $1.1 million at September 30, 2019 compared to $883 thousand at December 31, 2018.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
September 30, 2019	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Provision for loan losses	41,176	432,152	248,477	220,953	942,758
Recoveries	11,353	1,251	53,149	58,320	124,073
Total	1,615,269	5,162,097	1,383,020	377,468	8,537,854
Loans charged off	(52,858)	—	(166,526)	(317,118)	(536,502)
Ending Balance	$1,562,411	$5,162,097	$1,216,494	$60,350	$8,001,352
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$92,424	$—	$71,621	$1,328	$165,373
Other loans not individually evaluated	1,465,552	5,152,097	939,200	58,096	7,614,945
Acquired Loans:
Individually evaluated for impairment	4,435	10,000	205,673	926	221,034
Ending balance	$1,562,411	$5,162,097	$1,216,494	$60,350	$8,001,352

		Commercial	Residential
December 31, 2018	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	241,994	943,709	220,513	442,479	1,848,695
Recoveries	69,469	1,250	18,350	16,144	105,213
Total	1,573,493	4,728,694	1,083,218	489,089	7,874,494
Loans charged off	(10,753)	—	(1,824)	(390,894)	(403,471)
Ending Balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$13,149	$—	$39,420	$1,416	$53,985
Other loans not individually evaluated	1,455,841	4,714,354	702,934	77,726	6,950,855
Acquired Loans:
Individually evaluated for impairment	93,750	14,340	339,040	19,053	466,183
Ending balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023

The ratios of the allowance for loan losses are as follows at the dates indicated:

	September 30, 2019	December 31, 2018
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.32%	0.31%
Non-accrual loans	106.26%	160.42%
Net charge-offs to average loans	0.00%	0.01%

During the nine months ended September 30, 2019, we charged off $537 thousand in loans through the allowance for loan losses compared to $403 thousand for the year ended December 31, 2018.

The allowance for loan losses represented 0.32% and 0.31%, respectively, of gross loans held for investment at September 30, 2019 and December 31, 2018, and 0.42% and 0.45%, respectively, of legacy loans at September 30, 2019 and December 31, 2018. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$192,517	$198,969
Real estate-undisbursed development and construction	204,811	232,680
Consumer	73,485	77,780
Total	$470,813	$509,429
Standby letters of credit	$17,182	$17,513

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

Commitments for real estate development and construction, which totaled $192.5 million, or 40.89% of the $470.8 million of outstanding commitments, at September 30, 2019 are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended September 30, 2019

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$23,548,935	3.42%	3.00%
Tax equivalent adjustment
Federal funds sold	111	—	—
Investment securities	177,627	0.03	0.03
Loans	217,958	0.03	0.03
Total tax equivalent adjustment	395,696	0.06	0.06
Tax equivalent interest yield	$23,944,631	3.48%	3.06%

Three months ended September 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$24,886,006	3.76%	3.44%
Tax equivalent adjustment
Federal funds sold	92	—	—
Investment securities	159,520	0.02	0.02
Loans	181,630	0.03	0.03
Total tax equivalent adjustment	341,242	0.05	0.05
Tax equivalent interest yield	$25,227,248	3.81%	3.49%

Nine months ended September 30, 2019

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$70,328,460	3.46%	3.05%
Tax equivalent adjustment
Federal funds sold	338	—	—
Investment securities	541,955	0.03	0.03
Loans	630,439	0.03	0.03
Total tax equivalent adjustment	1,172,732	0.06	0.06
Tax equivalent interest yield	$71,501,192	3.52%	3.11%

Nine months ended September 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$65,877,013	3.73%	3.43%
Tax equivalent adjustment
Federal funds sold	208	—	—
Investment securities	481,771	0.03	0.03
Loans	561,258	0.03	0.03
Total tax equivalent adjustment	1,043,237	0.06	0.06
Tax equivalent interest yield	$66,920,250	3.79%	3.49%

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

The forward-looking statements presented herein with respect to, among other things: (a) our objectives, expectations and intentions, including (i) that the BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders, (ii) anticipated increases in certain non-interest expenses and that net interest income will continue to increase during the remainder of 2019, (iii) the amount of potential problem loans, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) continued earnings on bank owned life insurance, (vii) expanding fee income and generating extensions of core banking services, and (viii) hiring and acquisition possibilities; (b) sources of and sufficiency of liquidity; (c) the impact of outstanding off-balance sheet commitments; (d) the adequacy of the allowance for loan losses; (e) expected loan, deposit, balance sheet and earnings growth; (f) expectations with respect to the impact of pending legal proceedings; (g) the anticipated impact of recent accounting pronouncements; (h) continuing to meet regulatory capital requirements; (i) improving earnings per share and stockholder value; (j) the expected timing of the consummation of our pending merger with WesBanco; and (k) financial and other goals and plans.

Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of our investments could negatively impact stockholders’ equity; risks associated with our lending limit; expenses associated with operating as a public company; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors that may affect us specifically or the banking industry generally; with respect to the timing of the consummation of the pending merger with WesBanco, the ability to obtain all required regulatory approvals; and other risks otherwise discussed in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2019 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at September 30, 2019 and December 31, 2018. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	September 30, 2019
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	250	100	—	350
Federal funds sold	389	—	—	—	389
Investment securities	—	5,501	7,308	255,726	268,535
Loans	311,360	118,386	1,177,345	871,090	2,478,181
Total interest earning assets	311,779	124,137	1,184,753	1,126,816	2,747,485
Interest Bearing Liabilities:
Interest-bearing transaction deposits	475,664	241,452	—	—	717,116
Savings accounts	69,523	69,523	69,523	—	208,569
Time deposits	13,651	425,608	428,265	—	867,524
Total interest-bearing deposits	558,838	736,583	497,788	—	1,793,209
FHLB advances	180,000	—	—	—	180,000
Other borrowings	24,379	—	—	38,569	62,948
Total interest-bearing liabilities	763,217	736,583	497,788	38,569	2,036,157
Period Gap	$(451,438)	$(612,446)	$686,965	$1,088,247	$711,328
Cumulative Gap	$(451,438)	$(1,063,884)	$(376,919)	$711,328
Cumulative Gap/Total Assets	(14.58)%	(34.35)%	(12.17)%	22.97%

	Interest Sensitivity Analysis
	December 31, 2018
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	954	—	—	—	954
Investment securities	2,776	4,882	64,437	147,611	219,706
Loans	364,674	103,417	1,064,479	881,042	2,413,612
Total interest earning assets	368,434	108,299	1,128,916	1,028,653	2,634,302
Interest Bearing Liabilities:
Interest-bearing transaction deposits	436,132	220,929	—	—	657,061
Savings accounts	71,558	71,558	71,558	—	214,674
Time deposits	136,838	343,596	384,820	—	865,254
Total interest-bearing deposits	644,528	636,083	456,378	—	1,736,989
FHLB advances	190,000	—	—	—	190,000
Other borrowings	38,185	—	—	38,371	76,556
Total interest-bearing liabilities	872,713	636,083	456,378	38,371	2,003,545
Period Gap	$(504,279)	$(527,784)	$672,538	$990,282	$630,757
Cumulative Gap	$(504,279)	$(1,032,063)	$(359,525)	$630,757
Cumulative Gap/Total Assets	(17.09)%	(34.99)%	(12.19)%	21.38%

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2019. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table we did not repurchased any shares of our common stock during the quarter ended September 30, 2019:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

July 1 -September 30, 2019	—	—	62,497	779,139
Total	—	—

__________________

(1)	On November 28, 2018, Old Line Bancshares’ board of directors approved the repurchase of up to 850,000 shares of our outstanding common stock. This repurchase approval replaces the previous authorization for Old Line Bancshares to repurchase up to 500,000 shares of its common stock, approved in February 2015, pursuant to which there were 160,763 shares remaining available to be repurchased, which prior authorization was terminated upon approval of the new repurchase authorization. As of September 30, 2019, 70,861 shares had been repurchased under the current authorization at an average price of $24.90 per share or a total cost of approximately $1.8 million.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: November 8, 2019	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Elise M. Adams
Elise M. Adams Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

